Form 10-Q
period 1995-09-30
CONTOUR MEDICAL INC
filed 1995-11-07
CIK 829649

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1995

                           Commission File No. 0-26288

                                CONTOUR MEDICAL, INC.
                ------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

           Nevada                                      77-0163521
-------------------------------           ------------------------------------
(State or Other Jurisdiction of           (IRS Employer Identification Number)
Incorporation or Organization)

                                3340 Scherer Drive
                          St. Petersburg, Florida 33716
                     ----------------------------------------
                     (Address of Principal Executive Offices)

                                  (813) 572-0089
                 ----------------------------------------------------
                 (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]   No [   ]

There were 4,613,841 shares of the Registrant's $.001 par value Common Stock outstanding as of November 1, 1995.
                                                                    PF41.10q
                                CONTOUR MEDICAL, INC.
                                     FORM 10-Q
                                       INDEX
                                       -----

Part I.  Financial Information
------   ---------------------
Item 1.  Financial Statements                                            Page

         Consolidated Balance Sheets as of September 30, 1995
         and June 30, 1995                                                 3-4

         Consolidated Statements of Operations for the Three
         Months Ended September 30, 1995 and 1994                          5

         Consolidated Statements of Cash Flows for the Three
         Months Ended September 30, 1995 and 1994                          6-7

         Notes to Consolidated Financial Statements                       8-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             12-13

Part II. Other Information
-------  -----------------
Item 1.  Legal Proceedings                                                 14

Item 2.  Changes in Securities                                             14

Item 3.  Defaults Upon Senior Securities                                   14

Item 4.  Submission of Matters to a Vote of Security Holders               14

Item 5.  Other Information                                                 14

Item 6.  Exhibits and Reports on Form 8-K                                  14

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

                                       September 30,      June 30,
                                           1995             1995
                                       -------------    -------------
                                        (Unaudited)
ASSETS

Current:
  Cash                                 $  108,317      $   96,235
  Accounts receivable - trade
    Related parties (Note 4)            1,021,819         943,094
    Other                                 805,105         760,703
  Inventories (Note 5)                  1,502,182       1,297,394
  Refundable income taxes                  10,680          10,680
  Prepaid expenses and other              151,017          74,319
  Due from parent (Note 4)              1,018,901       1,168,901
                                       ----------      ----------
      Total Current Assets              4,618,021       4,351,326

Property and Equipment, less
accumulated depreciation (Note 6)         655,088         592,243

Other Assets:
  Deposit on equipment                    236,297         228,282
  Other                                     4,575           4,575
                                       ----------      ----------
      Total Other Assets                  240,872         232,857

                                       $5,513,981      $5,176,426

See accompanying notes to consolidated financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

                                       September 30,     June 30,
                                           1995            1995
                                       -------------   -----------
                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks -
   credit lines (Note 7)               $  303,633      $  245,600
  Accounts payable                        866,297         882,524
  Accrued expenses                         96,080          80,977
  Current maturities of long-term
   debt (Note 8)                          168,477         168,477
                                       ----------      ----------
      Total Current Liabilities         1,434,487       1,377,578

Long-term debt, less current
maturities (Note 8)                       975,813         907,711
                                       ----------      ----------
      Total Liabilities                 2,410,300       2,285,289

Stockholders' Equity:
  Preferred stock - Series A conver-
   tible, $.001 par value, shares
   authorized 1,265,000; issued
   600,000, at aggregate liquidation
   preference                           2,400,000       2,400,000
  Common stock $.001 par - shares
   authorized 76,000,000; issued
   4,598,570 and 4,573,600                  3,833            3,808
  Additional paid-in capital              886,978          781,738
  Accumulated (Deficit)                  (187,130)        (294,409)
                                       ----------       ----------
      Total stockholders' equity        3,103,681        2,891,137

                                       $5,513,981       $5,176,426

See accompanying notes to consolidated financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

                                             Three Months Ended
                                       September 30,    September 30,
                                           1995             1994
                                       -------------    -------------
                                        (Unaudited)      (Unaudited)
SALES                                  $2,238,129       $1,000,062

COST OF SALES                           1,589,072          550,034

GROSS PROFIT                              649,057          450,028

OPERATING EXPENSES                        489,601          432,277

OTHER INCOME                                3,088               48
                                       ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES         162,544           17,799

INCOME TAX EXPENSE (BENEFIT)               55,265             --
                                       ----------       ----------
NET INCOME (LOSS)                      $  107,279       $   17,799

NET INCOME (LOSS) PER COMMON SHARE,
PRIMARY                                $      .02       $      .01

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                  4,571,677        2,758,436

See accompanying notes to consolidated financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                             Three Months Ended
                                       September 30,    September 30,
                                           1995             1994
                                       -------------    -------------
                                        (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                      $ 107,279        $ 17,799

Adjustments to reconcile net income
 (loss) to net provided (used) by
 operating activities:

   Depreciation                           33,076          19,200
   Tax benefit from NOL                   55,265            --
   (Increase) decrease in accounts
     receivable                         (123,127)        (67,281)
   (Increase) decrease in inventories   (204,788)         (8,100)
   (Increase) decrease in other
     current assets and other assets     (84,713)         39,367
   Increase (decrease) in accounts
     payable                             (16,227)        105,565
   Increase (decrease) in accrued
     expenses and other liabilities       15,103          (2,135)
                                       ---------       ---------
      Net cash provided (used) by
        operating activities            (218,132)        104,415

CASH FLOW FROM INVESTING ACTIVITIES:

  Deposit on equipment                      --               --
  Acquisition of equipment               (95,921)            --
  Decrease in due from parent            150,000             --
                                       ---------        ---------
      Net cash provided (used) by
        investing activities              54,079             --

See accompanying notes to consolidated financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                             Three Months Ended
                                       September 30,    September 30,
                                           1995             1994
                                       -------------    -------------
                                        (Unaudited)      (Unaudited)
CASH FLOWS FROM FINANCIAL ACTIVITIES:

Deferred offering costs                $    --          $(21,188)
Net borrowing (payments) on line
  of credit                               58,033          (3,231)
Payments on notes payable (proceeds)      68,102         (12,110)
Exercise of stock options                 50,000            --
                                       ---------        --------
Net cash provided (used) by
  financial activities                   176,135         (36,529)
                                       ---------        --------
NET INCREASE (DECREASE) IN CASH           12,082          67,886

CASH BEGINNING OF PERIOD                  96,235           5,368

CASH END OF PERIOD                     $ 108,317        $ 73,254

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION AND NON-CASH
ACTIVITIES:

  Cash paid for interest               $  28,890        $ 14,977

See accompanying notes to consolidated financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
  	---------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the June 30, 1995, audited financial statements for Contour Medical, Inc. The results of operations for the periods ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of Contour Medical, Inc. ("CMI") and its wholly-owned subsidiaries, Contour Fabricators, Inc. ("CFI") and Contour Fabricators of Florida, Inc. ("CFFI"), collectively referred to as the Company. All material intercompany accounts and transactions have been eliminated. CMI is a majority-owned subsidiary of Retirement Care Associates, Inc. ("Parent").

2.	Change in Method of Accounting for Taxes and Income
  	---------------------------------------------------
Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

3.	Change in Year End
  	------------------
The Company changed its fiscal year end from December 31 to June 30 during 1995.

4.	Related Party Transactions
  	--------------------------
During 1995, the Company began distributing medical supplies to health care facilities owned, leased or managed by the Parent. Sales to these facilities approximated $746,241 for the three month period ended September 30, 1995, and $1,426,000 for the six month period ended June 30, 1995. Trade accounts receivable of $1,021,819 and $943,094 were outstanding as of September 30, 1995 and June 30, 1995, respectively, as related to these health care facility sales. Additionally, the Company had an outstanding loan receivable due from its parent company of $1,018,901 and $1,168,901 as of September 30, 1995 and June 30, 1995, respective, which is due on demand with no stated interest rate.

5.	Inventories
  	-----------
Inventories are summarized as follows:

                                       September 30,    June 30,
                                           1995           1995
                                       -------------    ----------
      Raw Materials                     $  322,948      $  259,952
      Work in process                       46,601          58,704
      Finished goods                     1,132,633         978,738
                                        ----------      ----------
                                        $1,502,182      $1,297,394

All inventories are pledged as collateral.

6.	Property and Equipment
  	----------------------
	Property and equipment consist of the following:

                                             September 30,      June 30,
                            Useful Lives         1995            1995
                            ------------     -------------     ----------
Land                                         $   50,000        $   50,000
Building                     5-45 years         603,301           596,247
Machinery and equipment      3-7  years       1,101,315         1,034,568
Furniture and fixtures       5-7  years         132,187           124,651
Leasehold improvements       5    years          28,505            13,923
Vehicles                     3-5  years           9,109             9,109
                                             ----------        ----------
                                              1,924,417         1,828,498
Less accumulated depre-
 ciation                                      1,269,329         1,236,255
                                             ----------        ----------
                                             $  655,088        $  592,243

All property and equipment are pledged as collateral (see Notes 7 and 8).

7.	Notes Payable to Banks
  	----------------------
	Notes payable to banks consists of the following:

                                             September 30,      June 30,
                                                 1995            1995
                                             -------------     ----------
Borrowings under CFFI's $250,000 line
of credit, interest at prime plus 1%
(10% at June 30, 1995), payable monthly,
collateralized by accounts receivable
and inventory                                 $245,600          $245,600

Borrowings under lines of credit                58,033              --
                                              --------          --------
                                              $303,633          $245,600

8.	Long-term Debt
  	--------------
	Long-term debt consists of the following:

                                             September 30,      June 30,
                                                 1995            1995
                                             -------------     ----------

Mortgage payable to bank, bearing interest
at 8.58%, principal and interest of $6,793,
due monthly through 2003, collateralized by
accounts receivable, inventory, equipment
and real property                              $  591,155      $  491,622

Mortgage payable to bank, interest at prime
plus .75% (9.75% at June 30, 1995), prin-
cipal of $1,190 plus interest due monthly
through 2000, collateralized by accounts
receivable, inventory, equipment and real
property                                           69,095          78,571

Note payable to bank, interest at prime plus
 .75% (9.75% at June 30, 1995), principal and
interest of $3,044 due monthly through May
2000, collateralized by accounts receivable,
inventory, equipment and real property            178,655         182,622

Note payable to bank, interest at prime plus
1% (10% at June 30, 1995), principal of
$5,000 plus interest due monthly through
June 2000, collateralized by equipment            285,000         300,000

Note payable to bank, interest at prime plus
1% (10% at June 30, 1995), principal and
interest of $1,667 due monthly through
August 1996, collateralized by accounts
receivable, inventory and equipment                20,385          23,333
                                               ----------      ----------
                                                1,144,290       1,076,188
Less current maturities                           168,477         168,477
                                               ----------      ----------
Total long-term debt                           $  975,813      $  907,711

The net book value of property and equipment collateralized under the above debt agreements was $655,088 and $592,243 as of September 30, 1995 and June 30, 1995, respectively.

Certain of the above agreements contain certain financial and operating covenants, including requirements that the Company maintain certain net worth levels and satisfy current and debt-to-net-worth ratios. The Company was in compliance with all debt covenants as of September 30, 1995 and June 30, 1995.

The aggregate maturities of long-term debt are as follows as of September 30, 1995:

                              1996            $168,477
                              1997            $162,136
                              1998            $159,456
                              1999            $163,798
                              2000            $168,527
                              Thereafter      $321,896

Item 2. 	Management's Discussion and Analysis of Financial Condition and
Results of Operations.

The following should be read in conjunction with the attached Financial
Statements and Notes thereto of the Company.

Three Months Ended September 30, 1995, Compared to Three Months Ended
September 30, 1994
---------------------------------------------------------------------
As a result of the factors discussed below, for the three months ended
September 30, 1995, the Company had net income of $107,279 compared to net income of $17,799 for the three months ended September 30, 1994.

Sales increased by $1,238,067 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Approximately
$190,000 of this increase related to the Company's traditional product lines, and the remaining increase resulted from sales of pre-packaged kits and bulk medical supplies to nursing homes.

Gross profit for the three months ended September 30, 1995, was $649,057 or 29% of sales, as compared to $450,028 or 45% of sales, for the same period of the previous year. The decrease in gross profit as a percentage of sales is primarily the result of lower gross profit for kits and bulk medical supply products.

Operating expenses for the three month period ending September 30, 1995, were $489,601 as compared to $432,277 in 1994. The operating expenses increased approximately 13% as the result of higher administrative and marketing costs due to the increased level of sales and overall business activity.

Liquidity and Capital Resources
-------------------------------
At September 30, 1995, the Company had $3,183,534 of working capital as compared to $2,973,748 on June 30, 1995.

Operating activities for the three months ended September 30, 1995, utilized cash of $218,132 as compared to operating activities during the three months
ended September 30, 1994, which provided cash of $104,415.   The increased
use of cash was primarily due to increases in inventory and accounts receivable.

The cash flows from investing activities of $54,079 during the three months ended September 30, 1995, were a result of the repayment of $150,000 from the Company's parent which was partially offset by the use of $95,921 for the acquisition of additional equipment.

Cash flow of $176,135 was provided from financing activities in 1995, whereas in 1994 cash flows from financing activities used cash of $36,529. During the three months ended September 30, 1995, $126,135 was provided from bank borrowings and $50,000 was provided by the exercise of stock options.

The Company currently maintains a total of $350,000 in lines of credit with its banks for short-term working capital needs. As of September 30, 1995, $303,633 had been borrowed against these lines.

Seasonality and Inflation
-------------------------
The Comapny's business is relatively consistent and stable on a monthly basis, and has not indicated any seasonality over the prior three fiscal periods.

In addition, the Company does not believe that inflation has had a material effect on its results from operations during the past three fiscal years.
There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

                            PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
          None.

Item 2.   Changes in Securities.
          None.

Item 3.   Defaults Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information.
          None.

Item 6.   Exhibits and Reports on Form 8-K.
          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1933, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)                       CONTOUR MEDICAL, INC.
BY (SIGNATURE)                     /s/ Gerald J. Flanagan
(NAME AND TITLE)                   Gerald J. Flanagan, President
(DATE)                             NOVEMBER 7, 1995

                               EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically