Form 10-Q
period 1995-12-31
CONTOUR MEDICAL INC
filed 1996-02-08
CIK 829649

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended December 31, 1995

                           Commission File No. 0-26288

                             CONTOUR MEDICAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                      77-0163521
------------------------------             ----------------------------------
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

                              Yes [ X ]   No [   ]

There were 4,613,841 shares of the Registrant's $.001 par value Common Stock outstanding as of January 25, 1996.


                             CONTOUR MEDICAL, INC.

                                   FORM 10-Q

                                     INDEX
                                     -----


Part I.  Financial Information
------   ---------------------

Item 1.  Financial Statements                                             Page

         Consolidated Balance Sheets as of December 31, 1995
         and June 30, 1995                                                 3-4

         Consolidated Statements of Operations for the Three
         and Six Months Ended December 31, 1995 and 1994                   5-6

         Consolidated Statements of Cash Flows for the
         Six Months Ended December 31 1995 and 1994                        7-8

         Notes to Consolidated Financial Statements                       9-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             13-14

Part II. Other Information
-------  -----------------

Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities                                             15

Item 3.  Defaults Upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  15


CONTOUR MEDICAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
[CAPTION]
                                            December 31,     June 30,
                                               1995           1995
                                            ------------    ----------
                                             (Unaudited)
[S]                                        [C]             [C]
ASSETS

Current:
  Cash                                      $   42,593      $   96,235
  Accounts receivable - trade
    Related parties (Note 4)                 1,254,555         943,094
    Other                                      871,615         760,703
  Inventories (Note 5)                       1,635,673       1,297,394
  Refundable income taxes                       10,680          10,680
  Prepaid expenses and other                   143,153          74,319
  Due from parent (Note 4)                     941,563       1,168,901
                                            ----------      ----------
      Total Current Assets                   4,899,832       4,351,326

Property and Equipment, less
accumulated depreciation (Note 6)              807,121         592,243

Other Assets:
  Deposit on equipment                         355,454         228,282
  Other                                          4,575           4,575
                                            ----------      ----------
      Total Other Assets                       360,029         232,857

                                            $6,066,982      $5,176,426

See accompanying notes to consolidated financial statements.


CONTOUR MEDICAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
[CAPTION]
                                            December 31,      June 30,
                                                1995            1995
                                            -------------   -----------
                                             (Unaudited)
[S]                                         [C]             [C]
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks -
   credit lines (Note 7)                     $  303,800      $  245,600
  Accounts payable                            1,070,648         882,524
  Accrued expenses                              136,973          80,977
  Current maturities of long-term
   debt (Note 8)                                168,477         168,477
                                             ----------      ----------
      Total Current Liabilities               1,679,898       1,377,578

Long-term debt, less current
maturities (Note 8)                           1,061,130         907,711
                                             ----------      ----------
      Total Liabilities                       2,741,028       2,285,289

Stockholders' Equity:
  Preferred stock - Series A conver-
   tible, $.001 par value, shares
   authorized 1,265,000; issued
   600,000, at aggregate liquidation
   preference                                 2,400,000       2,400,000
  Common stock $.001 par - shares
   authorized 76,000,000; issued
   4,613,841 and 4,573,600                        3,833           3,808
  Additional paid-in capital                    986,661         781,738
  Accumulated (Deficit)                         (64,540)       (294,409)
                                             ----------      ----------
      Total stockholders' equity              3,325,954       2,891,137

                                             $6,066,982      $5,176,426

See accompanying notes to consolidated financial statements.


CONTOUR MEDICAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
[CAPTION]
                                                 Three Months Ended
                                            December 31,     December 31,
                                                1995             1994
                                            ------------     ------------
                                            (Unaudited)      (Unaudited)
[S]                                        [C]              [C]
SALES                                       $2,512,220       $1,016,483

COST OF SALES                                1,831,267          655,835

GROSS PROFIT                                   680,953          360,648

OPERATING EXPENSES                             495,343          452,669

OTHER INCOME (EXPENSE)                             132          (47,148)
                                            ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES              185,742         (139,169)

INCOME TAX EXPENSE                              63,152             --
                                            ----------       ----------
NET INCOME (LOSS)                           $  122,590       $ (139,169)

NET INCOME (LOSS) PER COMMON SHARE,
PRIMARY                                     $      .03       $     (.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                       4,613,841        2,560,883

See accompanying notes to consolidated financial statements.


CONTOUR MEDICAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
[CAPTION]
                                                 Six Months Ended
                                            December 31,     December 31,
                                                1995             1994
                                            ------------     ------------
                                            (Unaudited)      (Unaudited)
[S]                                        [C]              [C]
SALES                                       $4,750,349       $2,016,545

COST OF SALES                                3,420,339        1,301,075

GROSS PROFIT                                 1,330,010          715,470

OPERATING EXPENSES                             984,944          789,740

OTHER INCOME (EXPENSE)                           3,220          (47,100)
                                            ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES              348,286         (121,370)

INCOME TAX EXPENSE                             118,417             --
                                            ----------       ----------
NET INCOME (LOSS)                           $  229,869       $ (121,370)

NET INCOME (LOSS) PER COMMON SHARE,
PRIMARY                                     $      .05       $     (.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                       4,613,841        2,560,883

See accompanying notes to consolidated financial statements.


CONTOUR MEDICAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
[CAPTION]
                                                 Six Months Ended
                                            December 31,     December 31,
                                                1995             1994
                                            ------------     ------------
                                            (Unaudited)      (Unaudited)
[S]                                        [C]              [C]
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                           $ 229,869        $(121,370)

Adjustments to reconcile net income
 (loss) to net provided (used) by
 operating activities:

   Depreciation                                70,447           60,284
   Tax benefit from NOL                       118,417            --
   (Increase) decrease in accounts
     receivable                              (422,373)         (41,521)
   (Increase) decrease in inventories        (338,279)          42,239
   (Increase) decrease in other
     current assets and other assets          (68,834)          94,051
   Increase (decrease) in accounts
     payable                                  188,124          183,887
   Increase (decrease) in accrued
     expenses and other liabilities            55,996          (11,078)
                                            ---------        ---------
      Total Adjustments                      (396,502)         327,862

      Net cash provided (used) by
        operating activities                 (166,633)         206,492

CASH FLOW FROM INVESTING ACTIVITIES:

  Acquisition of equipment                   (412,497)         (80,984)
  Decrease in due from parent                 227,388             --
                                            ---------        ---------

      Net cash provided (used) by
        investing activities                 (185,159)         (80,984)

See accompanying notes to consolidated financial statements.


CONTOUR MEDICAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
[CAPTION]
                                                 Six Months Ended
                                            December 31,     December 31,
                                                1995             1994
                                            ------------     ------------
                                            (Unaudited)      (Unaudited)
[S]                                         [C]              [C]

CASH FLOWS FROM FINANCING ACTIVITIES:

Deferred offering costs                      $   --           $(55,767)
Net borrowing (payments) on loans             211,619          (35,326)
Proceeds from exercise of options              50,000           47,794
Payment of short-swing liability
  by shareholder                               36,531             --
                                             --------         --------

Net cash provided (used) by
  financing activities                        298,150          (43,299)
                                             --------         --------
NET INCREASE (DECREASE) IN CASH               (53,642)          82,209

CASH BEGINNING OF PERIOD                       96,235           56,997

CASH END OF PERIOD                           $ 42,593         $139,206


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION AND NON-CASH
ACTIVITIES:
[CAPTION]
 [S]                                        [C]              [C]
  Cash paid for interest                     $ 66,061         $ 28,045

  Cash paid for income tax                   $    930         $   --

See accompanying notes to consolidated financial statements.


CONTOUR MEDICAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the June 30, 1995, audited financial statements for Contour Medical, Inc. The results of operations for the periods ended December 31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

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

4.   Related Party Transactions
     --------------------------

     During 1995, the Company began distributing medical supplies to health care facilities owned, leased or managed by the Parent. Sales to these facilities approximated $907,000 for the three month period ended December 31, 1995, and $1,653,000 for the six month period ended June 30, 1995. Trade accounts receivable of $1,254,555 and $943,094 were outstanding as of December 31, 1995 and June 30, 1995, respectively, as related to these health care facility sales. Additionally, the Company had an outstanding loan receivable due from its parent company of $944,563 and $1,168,901 as of December 31, 1995 and June 30, 1995, respectively, which is due on demand with no stated interest rate.

5.   Inventories
     -----------

     Inventories are summarized as follows:
[CAPTION]
                                        December 31,     June 30,
                                            1995           1995
                                        -----------     ----------
[S]                                    [C]             [C]
      Raw Materials                     $  329,584      $  259,952
      Work in process                       55,334          58,704
      Finished goods                     1,250,755         978,738
                                        ----------      ----------
                                        $1,635,673      $1,297,394

All inventories are pledged as collateral.

6.   Property and Equipment
     ----------------------

     Property and equipment consist of the following:
[CAPTION]
                                             December 31,       June 30,
                            Useful Lives         1995             1995
                            ------------     -------------     ----------
[S]                         [C]             [C]               [C]
Land                            --           $   50,000        $   50,000
Building                     5-45 years         596,247           596,247
Machinery and equipment      3-7  years       1,278,095         1,034,568
Furniture and fixtures       5-7  years         128,593           124,651
Leasehold improvements       5    years          51,779            13,923
Vehicles                     3-5  years           9,109             9,109
                                             ----------        ----------
                                              2,113,823         1,828,498
Less accumulated depre-
 ciation                                      1,306,702         1,236,255
                                             ----------        ----------

                                             $  807,121        $  592,243

All property and equipment are pledged as collateral (see Notes 7 and 8).

7.   Notes Payable to Banks
     ----------------------

     Notes payable to banks consists of the following:
[CAPTION]
                                             December 31,       June 30,
                                                 1995             1995
                                             -------------     ----------
[S]                                           [C]             [C]
Borrowings under CFFI's $250,000 line
of credit, interest at prime plus 1%
(10% and 9.75% at June 30 and December
31, 1995, respectively), payable monthly,
collateralized by accounts receivable
and inventory                                   $248,800        $245,600

Borrowings under lines of credit                  55,000            --
                                                --------        --------

                                                $303,800        $245,600

8.   Long-term Debt
     --------------

     Long-term debt consists of the following:
[CAPTION]
                                              December 31,      June 30,
                                                  1995            1995
                                              ------------     ----------
[S]                                           [C]             [C]
Mortgage payable to bank, bearing interest
at 8.58%, principal and interest of $6,793,
due monthly through 2003, collateralized by
accounts receivable, inventory, equipment
and real property                              $  436,455      $  491,622

Mortgage payable to bank, interest at prime
plus .75% (9.75% and 9.5% at June 30 and
December 31, 1995, respectively), principal
of $1,190 plus interest due monthly through
2000, collateralized by accounts receivable,
inventory, equipment and real property             71,431          78,571

Note payable to bank, interest at prime plus
 .75% (9.75% and 9.5% at June 30 and December
31, 1995, respectively), principal and
interest of $3,044 due monthly through May
2000, collateralized by accounts receivable,
inventory, equipment and real property            436,721         182,622

Note payable to bank, interest at prime plus
1% (10% and 9.75% at June 30 and December 31,
1995, respectively), principal of $5,000 plus
interest due monthly through June 2000,
collateralized by equipment                       270,000         300,000

Note payable to bank, interest at prime plus
1% (10% and 9.75% at June 30 and December 31,
1995, respectively), principal and interest
of $1,667 due monthly through August 1996,
collateralized by accounts receivable, inven-
tory and equipment                                 15,000          23,333
                                               ----------      ----------
                                                1,229,607       1,076,188
Less current maturities                           168,477         168,477
                                               ----------      ----------

Total long-term debt                           $1,061,130      $  907,711

     The net book value of property and equipment collateralized under the above debt agreements was $807,121 and $592,243 as of December 31, 1995 and June 30, 1995, respectively.

     Certain of the above agreements contain certain financial and operating covenants, including requirements that the Company maintain certain net worth levels and satisfy current and debt-to-net-worth ratios. The Company was in compliance with all debt covenants as of December 31, 1995 and June 30, 1995.

     The aggregate maturities of long-term debt are as follows as of December 31, 1995:
                             [S]             [C]
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

Three Months Ended December 31, 1995, Compared to Three Months Ended December 31, 1994
-----------------------------------------------------------------------------

     As a result of the factors discussed below, for the three months ended December 31, 1995, the Company had net income of $122,590 compared to a net loss of $(139,169) for the three months ended December 31, 1994.

     Sales increased by $1,495,737 for the three months ended December 31, 1995 as compared to the three months ended December 31, 1994. Approximately $320,000 of this increase related to an increase in demand for the Company's traditional product lines and approximately $268,000 of the increase resulted from sales of pre-packaged kits to other than nursing homes. Approximately $907,000 of the sales increase was attributed to sales of bulk medical supplies and pre-packaged kits to nursing homes managed by the Company's parent. These sales, which started during April 1995, represent a new market for the Company. Approximately $112,000 of these nursing home sales represent sales of the Company's pre-packaged kits and the remainder of the nursing home sales represents sales of bulk medical supplies. The Company expects continued growth in sales to nursing homes of bulk medical supplies and kits as the Parent expands the number of nursing homes it manages or operates.

     Gross profit for the three months ended December 31, 1995, was $680,953 or 27% of sales, as compared to $360,648 or 35% of sales, for the same period of the previous year. The decrease in gross profit as a percentage of sales is primarily due to the fact that pre-packaged kits and bulk medical supply products have lower gross profit margins.

     Operating expenses for the three month period ending December 31, 1995, were $495,343 as compared to $452,669 in 1994. The operating expenses increased approximately 9% as the result of higher administrative and marketing costs due to the increased level of sales and overall business activity.

Six Months Ended December 31, 1995, Compared to Six Months Ended December 31,
1994
-----------------------------------------------------------------------------

     As a result of the factors discussed below, for the six months ended December 31, 1995, the Company had net income of $229,869 compared to a net loss of $(121,370) for the six months ended December 31, 1994.

     Sales increased $2,733,804 for the six months ended December 31, 1995, as compared to 1994. Approximately $510,000 of this increase was due to increased demand for the Company's traditional product lines, and approximately $570,000 of the increase resulted from sales of pre-packaged kits to other than nursing homes. Approximately $1,653,000 of the sales increase was attributed to sales of bulk medical supplies and pre-packaged kits to nursing homes managed or operated by the Company's Parent. There were no sales to nursing homes in the comparable period of 1994. Approximately $205,000 of these nursing home sales represent sales of the pre-packaged kits and the remainder of $1,448,000 represents sales of bulk medical supplies to the nursing homes.

     Gross profit for the six months ended December 31, 1995, was $1,330,010 or 28% of sales, as compared to $715,470 or 35% of sales, for the same period of the previous year. The decrease in gross profit as a percentage of sales is primarily due to the fact that pre-packaged kits and bulk medical supply products have lower gross profit margins.

     Operating expenses for the six month period ending December 31, 1995, were $984,944 as compared to $789,740 in 1994. The operating expenses increased approximately 25% as the result of higher administrative and marketing costs due to the increased level of sales and overall business activity.

Liquidity and Capital Resources
-------------------------------

     At December 31, 1995, the Company had $3,219,934 of working capital as compared to $2,973,748 on June 30, 1995. The increase was primarily due to increased inventory and receivables net of payables resulting from increased sales volume.

     Operating activities for the six months ended December 31, 1995, utilized cash of $166,633 as compared to operating activities during the six
months ended December 31, 1994, which provided cash of $206,492.   The
increased use of cash was primarily due to increases in inventory and accounts receivable, net of increased payables.

     Inventories increased by approximately 26% from June 30, 1995 to December 31, 1995, because of the need to carry more inventory to serve the growing nursing home market. Accounts receivable and accounts payable have increased due to the increased level of sales.

     The cash flows from investing activities utilized $189,159 during the six months ended December 31, 1995, were a result of the repayment of $227,338 from the Company's parent which was offset by the use of $412,497 for the acquisition of additional equipment.

     Cash flow of $298,150 was provided from financing activities in 1995, whereas in 1994 cash flows from financing activities used cash of $43,299. During the six months ended December 31, 1995, $211,619 was provided from net bank borrowings, $50,000 was provided by the exercise of stock options, and $36,531 was provided by payment of a short-swing liability by a shareholder.

     The Company currently maintains a total of $350,000 in lines of credit with its banks for short-term working capital needs. As of December 31, 1995, $303,800 had been borrowed against these lines. Management believes that the Company's working capital, together with anticipated net income from operations and unused lines of credit, will be adequate to meet the Company's needs for liquidity for at least the next twelve months. If additional short-term capital is needed, management believes that the Company's Parent would pay down the amount it owes to the Company.

     Other than the transaction described below, the Company presently has no commitments for material capital expenditures.

     The Company has entered into a Letter of Intent to acquire a company engaged in the bulk medical supply distribution business through a merger of such company into a newly formed subsidiary of the Company. Under the terms of the Letter of Intent, the Company will be required to issue shares of its Common Stock and pay $300,000 in cash in connection with the merger. The Company intends to finance the cash portion of the merger out of the Company's working capital.

Seasonality and Inflation
-------------------------

     The Company's business is relatively consistent and stable on a monthly basis, and has not indicated any seasonality over the prior three fiscal periods.

     In addition, the Company does not believe that inflation has had a material effect on its results from operations during the past three fiscal years. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.


                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

     On January 30, 1996, the Company entered into a Letter of Intent with a bulk medical supply company located in the Southeast pursuant to which the two companies have proposed to merge the other company into a newly formed subsidiary of the Company. Under the terms of the Letter of Intent, the Company would issue shares of its Common Stock equal in value to $2,100,000 and pay $300,000 in cash in connection with the merger.

     The bulk medical supply company has annual revenues of approximately $10,000,000.

     The completion of the proposed merger is subject to the execution of a definitive agreement and certain conditions outlined in the Letter of Intent. The Company expects to complete the merger in March 1996.

Item 6.   Exhibits and Reports on Form 8-K

          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CONTOUR MEDICAL, INC.



Date: February 8, 1996           By /s/ Gerald J. Flanagan
                                 ---------------------------------------
                                    Gerald J. Flanagan, President

                               EXHIBIT INDEX

[CAPTION]
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
[S]      [C]                                   [C]
  27.     Financial Data Schedule               Filed herewith electronically