Form 10-Q
period 1996-03-31
CONTOUR MEDICAL INC
filed 1996-05-14
CIK 829649

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended March 31, 1996

                           Commission File No. 0-26288

                             CONTOUR MEDICAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                      77-0163521
- ------------------------------             ----------------------------------
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

                              Yes [ X ]   No [   ]

There were 5,214,223 shares of the Registrant's $.001 par value Common Stock outstanding as of March 31, 1996.



                             CONTOUR MEDICAL, INC.

                                   FORM 10-Q

                                     INDEX
                                     -----

Part I.  Financial Information
- ------   ---------------------

Item 1.  Financial Statements                                            Page

         Consolidated Balance Sheets as of March 31, 1996
         and June 30, 1995                                                3-4

         Consolidated Statements of Operations for the Three
         and Nine Months Ended March 31, 1996 and 1995                    5-6

         Consolidated Statement of Stockholder's Equity
         for the Nine Months Ended March 31, 1996                          7

         Consolidated Statements of Cash Flows for the
         Nine Months Ended March 31, 1996 and 1995                        8-9

         Notes to Consolidated Financial Statements                      10-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             13-15

Part II. Other Information
- -------  -----------------

Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities                                             15

Item 3.  Defaults Upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 5.  Other Information                                                 16

Item 6.  Exhibits and Reports on Form 8-K                                  16

         Signatures                                                        17


                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets

                                              March 31,      June 30,
                                                1996           1995
                                            ------------    ----------
                                             (Unaudited)
ASSETS

Current:
  Cash                                      $    68,717     $   96,235
  Accounts receivable - trade
    Related parties (Note 4)                  1,584,209        943,094
    Other                                     2,324,721        760,703
  Inventories (Note 5)                        2,792,021      1,297,394
  Refundable income taxes                        10,680         10,680
  Prepaid expenses and other                    144,843         74,319
  Due from parent (Note 4)                      613,563      1,168,901
                                            -----------     ----------
      Total Current Assets                    7,538,754      4,351,326

Property and Equipment, less
accumulated depreciation (Note 6)             1,012,150        592,243

Other Assets:

  Goodwill                                    1,351,321             --
  Deposit on equipment                          355,454        228,282
  Other                                         302,863          4,575
                                            -----------     ----------
      Total Other Assets                      2,009,638        232,857

                                            $10,560,542     $5,176,426

See accompanying notes to consolidated financial statements.


                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets

                                              March 31,       June 30,
                                                1996            1995
                                            -------------   -----------
                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks -
   credit lines (Note 7)                     $ 1,097,200     $  245,600
  Accounts payable                             1,842,547        882,524
  Accrued expenses                               266,903         80,977
  Current maturities of long-term
   debt (Note 8)                                 295,843        168,477
                                              ----------     ----------
      Total Current Liabilities                3,502,493      1,377,578

Long-term debt, less current
maturities (Note 8)                            1,369,234        907,711
                                              ----------     ----------
      Total Liabilities                        4,871,727      2,285,289

Stockholders' Equity:
  Preferred stock - Series A conver-
   tible, $.001 par value, shares
   authorized 1,265,000; issued
   600,000, at aggregate liquidation
   preference                                  2,400,000      2,400,000
  Common stock $.001 par - shares
   authorized 76,000,000; issued
   5,214,223 and 4,802,280 (net of
   $765 discount)                                  4,449          4,037
  Additional paid-in capital                   3,175,418        781,509
  Retained earnings (Deficit)                    108,948       (294,409)
                                              ----------     ----------
      Total stockholders' equity               5,688,815      2,891,137

                                             $10,560,542     $5,176,426

   See accompanying notes to consolidated financial statements.


                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                    Consolidated Statements of Operations

                                                 Three Months Ended
                                              March 31,        March 31,
                                                1996             1995
                                            ------------     ------------
                                            (Unaudited)      (Unaudited)

SALES                                       $3,779,566       $1,358,462

COST OF SALES                                2,751,524          842,246

GROSS PROFIT                                 1,028,042          516,216

OPERATING EXPENSES                             775,212          454,689

OTHER INCOME (EXPENSE)                          10,031            1,188
                                            ----------       ----------
INCOME BEFORE INCOME TAXES                     262,861           62,715

INCOME TAX EXPENSE                              89,373             --
                                            ----------       ----------
NET INCOME                                  $  173,488       $   62,715

NET INCOME PER COMMON SHARE                 $      .03       $      .01

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                       4,967,739        5,220,799

         See accompanying notes to consolidated financial statements.


                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                    Consolidated Statements of Operations

                                                 Nine Months Ended
                                             March 31,        March 31,
                                               1996             1995
                                            ----------       ----------
                                            (Unaudited)      (Unaudited)

SALES                                       $8,529,915       $3,375,007

COST OF SALES                                6,171,863        2,143,321

GROSS PROFIT                                 2,358,052        1,231,686
                                            ----------       ----------

OPERATING EXPENSES                           1,760,156        1,244,429

OTHER INCOME (EXPENSE)                          13,251          (45,912)
                                            ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES              611,147          (58,655)

INCOME TAX EXPENSE                             207,790             --
                                            ----------       ----------
NET INCOME (LOSS)                           $  403,357       $  (58,655)

NET INCOME (LOSS) PER COMMON SHARE          $      .07       $     (.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                       4,885,602        4,520,799

         See accompanying notes to consolidated financial statements.


                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Equity

                                                      Additional   Retained
                                    Common Stock       Paid-in     Earnings
                                  Shares     Amount    Capital     (Deficit)
                                 ---------   ------   ----------   ---------

Balance, June 30, 1995           4,802,350   $4,037   $  781,509   ($294,409)

Exercise of common stock
 options                            26,250       26       49,974          --

Correction of prior conver-
 sions of preferred stock           16,004       16          (16)         --

Gain on sale of stock owned
 by stockholder                         --       --       36,531          --

Acquisition of AmeriDyne
 Corporation                       369,619      370    2,099,630          --

Tax benefit from utilization
 of net operating loss
 carryforward                           --       --      207,790          --

Net income                              --       --           --     403,357

Balance, March 31, 1996          5,214,223   $4,449   $3,175,418    $108,948

        See accompanying notes to consolidated financial statements.


                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                                                 Nine Months Ended
                                             March 31,        March 31,
                                               1996             1995
                                            ----------       ----------
                                            (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                           $   403,357       $ (58,655)

Adjustments to reconcile net income
 (loss) to net cash provided (used) by
 operating activities:

   Depreciation                                 111,863          79,484
   Tax benefit from NOL                         207,790              --
   Changes in assets and liabilities
     net of effects from acquisition
     of AmeriDyne:
     (Increase) decrease in accounts
       receivable                              (825,785)       (325,238)
     (Increase) decrease in inventories        (234,060)       (159,058)
     (Increase) decrease in other
       current assets and other assets           (5,837)         91,245
     Increase (decrease) in accounts
       payable                                  290,257         471,735
     Increase (decrease) in accrued
       expenses and other liabilities            61,239         (59,308)
                                            -----------       ----------
       Net cash provided by operating
         activities                               8,824          40,205

CASH FLOW FROM INVESTING ACTIVITIES:

  Acquisition of equipment                     (549,017)       (196,471)
  Decrease in due from parent                   555,338        (165,000)
  Acquisition of AmeriDyne, net of
    cash acquired                              (322,297)             --
                                            -----------       ---------
      Net cash used by investing
        activities                             (315,976)       (361,471)

         See accompanying notes to consolidated financial statements.


                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                                                 Nine Months Ended
                                              March 31,        March 31,
                                                1996             1995
                                            ------------     ------------
                                            (Unaudited)      (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:

Deferred offering costs                     $       --       $   (55,767)
Net borrowing (payments) on loans              193,103           (32,254)
Proceeds from exercise of options               50,000            47,794
Payment of short-swing liability
  by shareholder                                36,531                --
Proceeds from issuance of stock                     --         2,204,000
                                            ----------        ----------
Net cash provided by financing
  activities                                   279,634         2,163,773
                                            ----------        ----------
NET INCREASE (DECREASE) IN CASH                (27,518)        1,842,507

CASH BEGINNING OF PERIOD                        96,235            56,998
                                            ----------        ----------

CASH END OF PERIOD                          $   68,717        $1,899,505


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION AND NON-CASH
ACTIVITIES:

  Cash paid for interest                    $  109,168        $   37,938

  Cash paid for income tax                  $      930        $       --

         See accompanying notes to consolidated financial statements.


                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the June 30, 1995, audited financial statements for Contour Medical, Inc. The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

     The consolidated financial statements include the accounts of Contour Medical, Inc. ("CMI") and its wholly-owned subsidiaries, Contour Fabricators, Inc. ("CFI"), Contour Fabricators of Florida, Inc. ("CFFI") and, since March 1, 1996, AmeriDyne Corporation ("AmeriDyne"), collectively referred to as the Company. All material intercompany accounts and transactions have been eliminated. CMI is a majority-owned subsidiary of Retirement Care Associates, Inc. ("Parent").

     On March 1, 1996,Contour Medical, Inc. acquired AmeriDyne through a merger which was accounted for as a purchase. The Company issued 369,619 shares of its common stock and paid $250,000 to the sole stockholder of AmeriDyne in connection with this purchase.

2.   EARNINGS (LOSS) PER SHARE
     -------------------------
     Earnings (loss) per common share are based on the weighted average number of common shares outstanding during each period after giving effect to a 1.05-for-1 forward stock split which occurred in March 1996. Common stock equivalents have not been included since the effect would be antidilutive. Cumulative dividends in arrears of $24,000, $72,000 and $8,000 related to the Company's Series A preferred stock have been deducted from net income for the three months ended March 31, 1996, nine months ended March 31, 1996 and three and nine months ended March 31, 1995, respectively.

3.   CHANGE IN YEAR END
     ------------------
     The Company changed its fiscal year end from December 31 to June 30 during 1995.

4.   RELATED PARTY TRANSACTIONS
     --------------------------
      During 1995, the Company began distributing medical supplies to health care facilities owned, leased or managed by the Parent. Sales to these facilities approximated $1,582,000 for the three month period ended March 31, 1996, and $3,235,000 for the nine month period then ended. Trade accounts receivable of $1,584,209 and $943,094 were outstanding as of March 31, 1996 and June 30, 1995, respectively, as related to these health care facility sales. Additionally, the Company had an outstanding loan receivable due from its parent company of $613,563 and $1,168,901 as of March 31, 1996 and June 30, 1995, respectively, which is due on demand with no stated interest rate.

5.   INVENTORIES
     -----------
     Inventories are summarized as follows:

                                         March 31,       June 30,
                                           1996            1995
                                        ----------      ----------

      Raw Materials                     $  297,281      $  259,952
      Work in process                      100,986          58,704
      Finished goods                     2,393,754         978,738
                                        ----------      ----------
                                        $2,792,021      $1,297,394

All inventories are pledged as collateral (see Notes 7 and 8).

6.   PROPERTY AND EQUIPMENT
     ----------------------
     Property and equipment consist of the following:

                                              March 31,         June 30,
                            Useful Lives        1996              1995
                            ------------     ----------        ----------

Land                            --           $   50,000        $   50,000
Building                     5-45 years         596,247           596,247
Machinery and equipment      3-7  years       1,574,756         1,034,568
Furniture and fixtures       5-7  years         129,107           124,651
Leasehold improvements       5    years         181,422            13,923
Vehicles                     3-5  years          58,745             9,109
                                             ----------        ----------
                                              2,590,277         1,828,498
Less accumulated depre-
 ciation                                      1,578,127         1,236,255
                                             ----------        ----------
                                             $1,012,150        $  592,243

All property and equipment are pledged as collateral (see Notes 7 and 8).

7.   NOTES PAYABLE TO BANKS
     ----------------------
     Notes payable to banks consists of the following:

                                               March 31,      June 30,
                                                 1996           1995
                                              ----------     ---------
Borrowings under CMI's and CFFI's $350,000
lines of credit, interest at prime plus 1%
(10% and 9.75% at June 30 and March 31,
1996, respectively), payable monthly,
collateralized by accounts receivable
and inventory                                 $  328,800     $245,600

Borrowings under AmeriDyne's credit
line of $975,000, interest at the bank's
prime plus 1.25% (9.5% at March 31, 1996),
payable monthly, collateralized by all the
Company's assets                                 768,400           --
                                              ----------     --------
                                              $1,097,200     $245,600

8.   LONG-TERM DEBT
     --------------
     Long-term debt consists of the following:

                                                 March 31,      June 30,
                                                   1996           1995
                                                ----------     ----------

Mortgage payable to bank, bearing interest
at 8.58%, principal and interest of $6,793,
due monthly through 2003, collateralized by
accounts receivable, inventory, equipment
and real property                               $  402,678     $  491,622

Mortgage payable to bank, interest at prime
plus .75% (9.75% and 9.5% at June 30, 1995
and March 31, 1996, respectively), principal
of $1,190 plus interest due monthly through
2000, collateralized by accounts receivable,
inventory, equipment and real property              69,047         78,571

Note payable to bank, interest at prime plus
 .75% (9.75% and 9.5% at June 30, 1995 and
March 31, 1996, respectively), principal and
interest of $3,044 due monthly through May
2000, collateralized by accounts receivable,
inventory, equipment and real property             465,365        182,622

Note payable to bank, interest at prime plus
1% (10% and 9.75% at June 30, 1995 and
March 31, 1996, respectively), principal of
$5,000 plus interest due monthly through
June 2000, collateralized by equipment             255,000        300,000

Note payable to bank, interest at prime plus
1% (10% and 9.75% at June 30, 1995 and March
31, 1996, respectively), principal and
interest of $1,667 due monthly through
August 1996, collateralized by accounts
receivable, inventory and equipment                 10,000         23,333

Union Planters Bank of Jackson, Tennessee
payable in monthly installments of $3,600
including interest at 9.0% and maturing May
15, 1997.  Collateralized by all of the
Company's assets                                    48,696             --

Union Planters Bank of Jackson, Tennessee
payable in monthly installments of $5,266
including interest at 9.0% and maturing
October 12, 1997.  Collateralized by all of
the Company's assets                               223,349             --

Capital lease-G.E. Capital payable in
monthly installments of $205, plus sales
tax.  Interest imputed at 5.39% and
maturing April 1996.  Collateralized by
Canon copier.                                          204             --

Capital lease-Eaton Financial Corporation
payable in monthly installments of $309,
plus sales tax.  Interest imputed at 14.6%
and maturing June 1997.  Collateralized by
computer equipment.                                  3,744             --

Delta Handling Materials, Inc. note payable
in 36 monthly installments of $533 including
interest at 11.0% and maturing December 1997.
Collateralized by Clark lift truck.                 10,575             --

Note payable-stockholder Scott F. Lochridge.
Payable in 36 monthly installments of $5,693
including interest at 10.0%.  Unsecured.           176,419             --
                                                ----------     ----------
                                                 1,665,077      1,076,18?

Less current portion                               295,843        168,477
                                                ----------     ----------
Total long-term debt                            $1,369,234     $  907,711

     The net book value of property and equipment collateralized under the above debt agreements was $1,012,150 and $592,243 as of March 31, 1996 and June 30, 1995, respectively.

     Certain of the above agreements contain certain financial and operating covenants, including requirements that the Company maintain certain net worth levels and satisfy current and debt-to-net-worth ratios. The Company was in compliance with all debt covenants as of March 31, 1996 and June 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following should be read in conjunction with the attached Financial Statements and Notes thereto of the Company.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,1995
- -----------------------------------------------------------------------------
    As a result of the factors discussed below, for the three months ended March 31, 1996, the Company had net income of $173,488 compared to $62,715 for the three months ended March 31, 1995.

     Sales increased by $2,421,104 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Approximately $180,000 of this increase related to an increase in demand for the Company's traditional product lines and approximately $896,000 of the increase resulted from sales by the Company's new subsidiary, AmeriDyne, acquired on March 1, 1996. Approximately $1,346,000 of the sales increase is attributed to sales of bulk medical supplies and pre-packaged kits to nursing homes owned, leased or managed by the Company's parent. These sales, which started during March 1995, represent a new market for the Company. Approximately $148,000 of these nursing home sales represent sales of the Company's pre-packaged kits and the remainder of the nursing home sales represents sales of bulk medical supplies. The Company expects continued growth in sales to nursing homes of bulk medical supplies and kits as the Parent expands the number of nursing homes it manages or operates.
     Gross profit for the three months ended March 31, 1996, was $1,028,042 or 27% of sales, as compared to $516,216 or 38% of sales, for the same period of the previous year. The decrease in gross profit as a percentage of sales is primarily due to the fact that pre-packaged kits and bulk medical supply products have lower gross profit margins.

     Operating expenses for the three month period ending March 31, 1996, were $775,212 as compared to $454,689 in 1995. Operating expenses increased $166,800 as a result of the operating expenses of the AmeriDyne subsidiary and $153,723 as a result of higher administrative and marketing costs due to the increased level of sales and overall business activity.

NINE MONTHS ENDED MARCH 31, 1996, COMPARED TO NINE MONTHS ENDED MARCH 31, 1995
- ------------------------------------------------------------------------------
     As a result of the factors discussed below, for the nine months ended
March 31, 1996, the Company had net income of $403,357 compared to a net loss of $(58,655) for the nine months ended March 31, 1995.

     Sales increased $5,154,908 for the nine months ended March 31, 1996, as compared to 1995. Approximately $690,000 of this increase was due to increased demand for the Company's traditional product lines and approximately $570,000 of the increase resulted from sales of pre-packaged kits and bulk medical supplies to customers other than nursing homes, and approximately $896,000 of the increase resulted from the AmeriDyne acquisition. Approximately $2,999,000 of the sales increase was attributed to sales of bulk medical supplies and pre-packaged kits to nursing homes owned, leased or managed by the Company's Parent. Approximately $330,000 of these nursing home sales represent sales of the pre-packaged kits and the remainder of $2,669,000 represents sales of bulk medical supplies to the nursing homes.

     Gross profit for the nine months ended March 31, 1996, was $2,358,052 or 28% of sales, as compared to $1,231,686 or 37% of sales, for the same period of the previous year. The decrease in gross profit as a percentage of sales is primarily due to the fact that pre-packaged kits and bulk medical supply products have lower gross profit margins.

     Operating expenses for the nine month period ending March 31, 1996, were $1,760,156 as compared to $1,244,429 in 1995. The operating expenses increased by approximately $348,900 as the result of higher administrative and marketing costs due to the increased level of sales and overall business activity, and approximately $166,800 of the increase resulted from the new AmeriDyne subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
     At March 31, 1996, the Company had $4,036,261 of working capital as compared to $2,973,748 on June 30, 1995. The increase was primarily a result of the acquisition of the AmeriDyne subsidiary.

     Operating activities for the nine months ended March 31, 1996, provided cash of $8,824 as compared to operating activities during the nine months ended March 31, 1995, which provided cash of $40,205.

     Inventories increased by approximately $234,000 from June 30, 1995 to March 31, 1996, as a result of increased inventory levels needed to serve the growing nursing home market. Accounts receivable and accounts payable have increased due to the increased level of sales and inventories.

     Cash flows from investing activities used cash of $315,976 during the nine months ended March 31, 1996, as a result of the repayment of $555,338 from the Company's parent which was offset by the use of $549,017 for the acquisition of additional equipment and $322,297 for the AmeriDyne acquisition.

     Cash flow of $279,634 was provided from financing activities in fiscal 1996 versus $2,163,773 in 1995. During the nine months ended March 31, 1996, $193,103 was provided from net bank borrowings, $50,000 was provided by the exercise of stock options, and $36,531 was provided by payment of a short-swing liability by a shareholder.

     The Company currently maintains a total of $1,325,000 in lines of credit with its banks for short-term working capital needs. As of March 31, 1996, $1,097,200 had been borrowed against these lines. Management believes that the Company's working capital, together with anticipated net income from operations and unused lines of credit, will be adequate to meet the Company's needs for liquidity for at least the next twelve months. If additional short-term capital is needed, management believes that the Company's Parent would pay down the amount it owes to the Company.

     The Company presently has no commitments for material capital expenditures.

     On March 1, 1996, the Company acquired AmeriDyne Corporation, a bulk medical supply company located in the Southeast. In connection with this agreement, the Company issued 369,619 shares of its Common Stock equal in value to $2,100,000 and paid $300,000 in cash.

     AmeriDyne Corporation has annual revenues of approximately $10,000,000.

SEASONALITY AND INFLATION
- -------------------------
     The Company's business is relatively consistent and stable on a monthly basis, and has not indicated any seasonality over the prior three fiscal periods.

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

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

         On February 29, 1996, the Company held an Annual Meeting of Shareholders at which Chris Brogdon, Edward E. Lane and Darrell C. Tucker were elected to serve as Directors of the Company, and BDO Siedman, LLP was ratified as the Company's auditors. No other matters were presented for a vote at the meeting.

        The following sets forth the votes cast for and withheld in the election of the Directors. There were no broker non-votes.

             Nominees                  For                Withheld
        ------------------       ---------------         -----------
        Gerald J. Flanagan       4,451,866 Votes         1,445 Votes

        Chris Brogdon            4,451,866 Votes         1,445 Votes

        Edward E. Lane           4,451,866 Votes         1,445 Votes

        Darrell C. Tucker        4,451,866 Votes         1,445 Votes

        The following sets forth the votes cast for, against and abstentions on the ratification of BDO Seidman, LLP as the Company's auditors. There were no broker non-votes.

          Proposal submitting to vote           For      Against   Abstain
        --------------------------------     ---------   -------   -------
        Ratification of BDO Seidman, LLP     4,429,940     945      22,426

Item 5.   Other Information

          Effective April 2, 1996, Donald F. Fox became the President, Treasurer and Chief Financial Officer of the Corporation. Gerald F. Flanagan, who had held these positions, relinquished such positions on that date. Mr. Flanagan continues to serve as the President of the Company's Florida and Michigan subsidiaries.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits: None.

          (b) Reports on Form 8-K:

          The Company filed a Report on Form 8-K dated March 1, 1996 reporting information under Item 2 - Acquisition or Disposition of Assets of Form 8-K, concerning the acquisition of AmeriDyne Corporation.


                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CONTOUR MEDICAL, INC.

Date: May 13, 1996               By /s/ Donald F. Fox
                                    Donald F. Fox,
                                    President, Treasurer and
                                    Chief Financial Officer


                               EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
- -------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically