Form 10-K
period 1996-06-30
CONTOUR MEDICAL INC
filed 1996-10-01
CIK 829649

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the Fiscal Year ended:  June 30, 1996

              OR

 [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from:

                           Commission File No. 0-26288

                               CONTOUR MEDICAL, INC.
              (Exact Name of Registrant as Specified in its Charter)

                NEVADA                                    77-0163521
 (State or Other Jurisdiction of                  (I.R.S. Employer Identi-
 Incorporation or Organization)                      fication Number)

                               3340 Scherer Drive
                          St. Petersburg, Florida  33716
           (Address of Principal Executive Offices, Including Zip Code)

 Registrant's telephone number, including area code:  (813) 572-0089

 Securities registered pursuant to Section 12(b) of the Act:  None.

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 As of September 9, 1996, 5,946,793 shares of common stock were outstanding. The aggregate market value of the common stock of the Registrant held by nonaffiliates on that date was approximately $13,260,000.

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                                   PART I

 ITEM 1.  BUSINESS.

 THE COMPANY

     Contour Medical, Inc. and its Michigan and Florida subsidiaries (the "Company") manufactures a full line of orthopedic care and rehabilitation products in addition to a full line of disposable surgical products. The orthopedic and rehabilitative products include pads and positioning aids for X-rays, CAT scans, mammograms and MRI's; braces for reconstructive rehabilitation after surgery; and finger spreaders, leg spreaders and leg positioning devices to prevent atrophy and speed recovery from surgery. Sterile and non-sterile products such as sponges, swabs, instrument holders, equipment covers and drapes make up the Company's disposable product line.

     In addition to the standard product lines offered, the Company offers customers the benefit of specialty manufacturing. The Company's staff assists in total product development from concept to completed product manufacturing and distribution.

     In 1994, the Company began manufacturing and marketing its "REDI NURSE SYSTEM[TM]" product line, which provides custom packaged procedural trays for use in clinics and nursing homes as well as by home health care nurses. The Company also designs and fabricates disposable medical products for sports medicine applications.

     Beginning in 1995, the Company commenced distribution of medical supply products to nursing home and retirement facilities owned, leased or managed by Retirement Care Associates, Inc., the Company's majority shareholder. The Company has now expanded this activity to other nursing home operators and other health care providers.

     In March 1996, the Company acquired AmeriDyne Corporation
 ("AmeriDyne"), a bulk medical supply company based in Jackson, Tennessee. AmeriDyne distributes supplies to hospitals, clinics, physicians, pharmacies, nursing homes and other health care providers in Tennessee, Arkansas, Mississippi, Alabama, Illinois, Texas, Kentucky, Missouri and Virginia.

     On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic Medical"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made effective retroactively to July 1, 1996.

     The Company's principal executive offices are located at 3340 Scherer Drive, St. Petersburg, Florida 33716, and its telephone number is (813) 572-0089.

 BACKGROUND

     The Company was organized in the State of Nevada under the name
 Master Acquisitions, Inc. in April 1987. Its name was changed to Best Acquisitions, Inc. in March 1988, and in 1989, the Company conducted an initial public offering as a "blank check" company seeking business opportunities. In 1991, the Company's name was again changed to Associated Healthcare Industries, Inc. ("AHII"). The Company was a development stage company operating in the health care industry prior to the acquisition of all of the issued and outstanding stock of the Michigan and Florida Subsidiaries in May 1993, as discussed below. In connection with the acquisition of the stock of the Michigan and Florida Subsidiaries, the Company's name was changed to Contour Medical, Inc. on June 30, 1993.

     On May 14, 1993, effective as of January 1, 1993, the Company acquired all of the issued and outstanding stock of the Michigan and Florida Subsidiaries in exchange for the issuance of (I) 1,000,000 shares of the Company's Class D Redeemable Preferred Stock and 666,666 Class D Warrants (valued by the parties at $6,000,000); and (ii) 666,669 shares of the Company's Class C Convertible Preferred Stock (valued by the parties at $2,000,000). In April 1994, all Class D Redeemable Preferred Stock and Class D Warrants were exchanged for shares of Class One Convertible Preferred Stock and Common Stock.

     The Michigan Subsidiary operates from a 30,000 square foot company-owned facility located on twelve acres in Grand Blanc, Michigan, approximately 50 miles north of Detroit and about 15 minutes from Flint. The Michigan Subsidiary was established in 1974 to develop and manufacture products for the imaging industry. These product lines today include a full line of pads and positioning aids for X-rays, MRI, CAT and mammography usages. The business has further diversified its orthopedic products used in therapy procedures for patient's recovery from surgery, and prolonged immobilization resulting from disease or nerve damage. The Michigan Subsidiary's products are primarily reusable products which typically can be used for one to two years.

     In 1984, the Michigan Subsidiary's management decided to diversify its operations into the disposable products market, and established a sister company in St. Petersburg, Florida, the Florida Subsidiary. The Florida Subsidiary began manufacturing disposable, sterile and non-sterile single-use products for hospital, surgical and emergency room environments in 1984. These products include bags, covers and drapes for protection of equipment and patients in these special procedure areas. Additional products have been developed for the kit-packers "kit" market. Products for this market include foam products such as sponges, prep swabs and instrument holders which are included in the kits sold by other manufacturers.

     In 1994, the Florida Subsidiary's operation was expanded to include the new REDI NURSE SYSTEM[TM] production. In this connection, the warehouse facility in St. Petersburg was expanded to include an additional 12,500 square feet of warehouse space to accommodate increased product orders for the established products and new product lines.

     On September 30, 1994, Retirement Care Associates, Inc. ("Retirement Care") acquired 889,003 shares of the Company's outstanding Common Stock and all 2,000,000 shares of the Company's Class One Convertible Preferred Stock from three persons who were Officers and Directors of the Company. Subsequently, Retirement Care converted the Class One Convertible Preferred Stock into 2,100,000 shares of Common Stock. The Common Stock acquired by Retirement Care in these transactions represented approximately 63% of the Company's Common Stock outstanding after the completion of these transactions. Retirement Care's beneficial ownership is currently 61.5%.

     Retirement Care acquired the stock from William D. Gabriele, Rudolph
 J. Dallessandro and Howard E. Hagon in exchange for shares of Retirement Care's common and preferred stock. In connection with the exchange of shares, Messrs. Gabriele, Dallessandro and Hagon each resigned as Officers and Directors of the Company, and each resigned as employees within 90 days of the closing. Following these resignations, three new Directors of the Company selected by Retirement Care were elected. These three persons also serve as directors of Retirement Care.

     Retirement Care is a publicly-held company (listed on the New York Stock Exchange) which is engaged in the management and operation of retirement care and long-term nursing home facilities in the Southeastern United States. Although Retirement Care now has three representatives on the Board of Directors, it does not intend to take an active role in the day-to-day management of the Company.

     Beginning in 1995, the Company commenced distribution of medical supply products to nursing home and retirement facilities owned, leased or managed by Retirement Care. The Company has now expanded this activity to other nursing home operators and other health care providers.

     On March 1, 1996, the Company acquired AmeriDyne Corporation ("AmeriDyne") through a merger with a newly formed, wholly-owned subsidiary of the Company. The Company issued 369,619 shares of its Common Stock and paid $250,000 to Scott F. Lochridge, the sole shareholder of AmeriDyne, for his shares of AmeriDyne in the merger. AmeriDyne is a bulk medical supply company based in Jackson, Tennessee which has annual sales of approximately $10 million. Scott F. Lochridge will continue to serve as the President of AmeriDyne which will operate as a wholly-owned subsidiary of the Company. The shares issued to Mr. Lochridge in the merger represent approximately 7.1% of the shares of the Company's Common Stock outstanding after the transaction.

      On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic Medical"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made effective retroactively to July 1, 1996. The Company paid $1,400,000 in cash and promissory notes totaling $10,500,000 for the stock of Atlantic Medical. The promissory notes bear interest at 7% per annum and are due in full on January 10, 1997. In the event of a default in the payment of the promissory notes, they are convertible into shares of common stock of Retirement Care. The cash for this transaction came from a $5 million debenture placement that was completed on July 12, 1996. These debentures bear interest at 9% per annum and are to be repaid in monthly installments beginning on July 1, 1999, with full payment due by July 1, 2003. The debentures are convertible into shares of the Company's Common Stock. The two debentures, each in the amount of $2.5 million, were purchased by Renaissance U.S. Growth and Income Trust, P.C., a fund listed on the London Stock Exchange, and by Renaissance Capital Growth & Income Fund III, Inc., a closed-end, publicly traded fund that invests in emerging growth companies. Both of these investment funds are managed by Renaissance Capital Group, Inc., of Dallas, Texas.

     In July 1993 the Company effected a 1 for 13 reverse stock split and in March 1996 the Company effected a 1.05 for 1 forward stock split. All financial information and share data in this report gives retroactive effect to these stock splits.

 EXISTING PRODUCTS

     The Company provides a full line of orthopedic care and rehabilitation products for patients. These products range from braces designed for reconstructive rehabilitation of patients after surgery to finger spreaders, leg spreaders and leg positioning devices (designed to prevent muscle atrophy and speed recovery after surgery) and a full line of proprietary orthopedic devices used in rehabilitative therapy procedures. Some of these products are utilized for long-term care of wheelchair or bed-bound patients in the hospital and the home. During the year ended June 30, 1996, positioning aids and orthopedic products accounted for approximately 18% of the Company's sales.

     The Company manufactures disposable surgical procedure products for outpatient surgery, X-ray, radiology and other imaging technology within the hospital, emergency room, integrated patient care facilities and clinic market. These products, such as pads, bags, equipment covers and drapes are used to protect equipment, patient and attending personnel in the surgery or emergency room environment. These products are designed to meet the requirements of infection control for medical, industrial, and institutional applications. In general, these rules require emergency rooms, clinics and similar areas to cover all equipment to protect the patient from infection from prior patients. The Company also produces over 300 configurations of disposable foam products, such as sponges, swabs, prep-swabs, vaginal swabs, instrument rests and holders, pocket liners, and positioning and comfort aids which are used during surgery, emergency treatment, X-ray and radiology procedures. Most products are available for either sterile or non-sterile applications. Specialty items such as face shields, esmark bandages, safety pins, and rubber bands are provided with or as part of the Company's products to fill specific needs within the use environment. Revenues from these disposable surgical and special procedure products comprised approximately 15% of the Company's sales revenue during the year ended June 30, 1996.

     In addition to the standard product lines offered, the Company offers specialty manufacturing for customers with special product needs. The Company's staff assists in the product development, from concept to completed product manufacturing and distribution.

     During March-April 1994, the Company introduced a new product line named the REDI NURSE SYSTEM[TM] following the grant of four new 510(K) applications by the U.S. Food and Drug Administration. This product line consists of custom packaged procedural trays which can be used for specified applications. The applications for which products are available include wound care, catheter irrigation, catheter insertion, IV therapy and precautionary procedures.

     The Company presently does not sterilize its products. Products requiring sterilization are shipped via truck to the Atlanta, Georgia area, where the products are sterilized, and then sent back to the Company's plant in St. Petersburg. The sterilization process adds approximately a week to the Company's delivery schedule. Once a year, the Company must provide validation of its product sterility to the FDA. The inspection is done on a product load designated by the Company by an inspection company engaged by the Company. The sterilization validation process generally takes several weeks and results in delayed shipment of the sterilized products to customers. In order to eliminate the delays caused by shipping products out for sterilization, the Company has ordered sterilization equipment which is expected to be installed in the Company's Florida facility in October 1996. At June 30, 1996, approximately $416,000 had been paid toward the purchase of this equipment.

     Suppliers for the materials used by the Company in manufacturing its products, i.e. foam and plastic, are plentiful. The Company purchases supplies only from companies with proven consistent quality. The Company does not use any recycled materials as it has found the quality of such materials is not consistent.

     The Company's bulk medical supply distribution operations involves the purchase of large quantities of medical supplies from manufacturers and distributing such supplies to nursing homes, home health agencies, hospitals, clinics and other health care providers. Revenues from the sale of bulk medical supplies accounted for approximately 67% of the Company's sales revenue during the year ended June 30, 1996.

 MANUFACTURING

      The Company presently meets product demand by operating its manufacturing and assembly facilities with a single shift, which represents about 40% of the Company's operating capacity. The manufacturing processes used by the Company include plastic molding, contour fabrication of foams and plastics, metal fabrication, specialized foam product coating, and heat sealing and sewing.

     The Company owns and operates a 30,000 square foot facility on approximately 12 acres in Michigan, in which it manufactures imaging and orthocare products. The Company also leases approximately 33,000 square feet in Florida, in which it manufactures its disposable surgical and special procedure products, and produces its new REDI NURSE SYSTEM[TM] product line, as well as an additional 32,000 square feet for its bulk medical supply distribution activities.

 SALES, MARKETING AND MARKETS

     Historically, the Company has focused on the disposable and limited life medical product markets for both sterile and non-sterile applications. The Company markets to three distinct markets: (i) the end user; (ii) the dealer, and (iii) the value added reseller ("VAR").

     The following is a historical perspective of the sales mix for the year ended June 30, 1996, the six months ended June 30, 1995, and for the preceding three calendar years in each of these markets, which are further discussed below, for the Michigan Subsidiary and for the Florida and AmeriDyne Subsidiaries:

                                     MICHIGAN

                         1996       1995       1994       1993       1992

 VAR Sales                96%        49%        62%        69%        54%
 Dealer Sales              3%        42%        27%        13%        27%
 End User (Hospital)
   Sales                   1%         9%        11%        18%        19%

                                FLORIDA AND AMERIDYNE

                         1996       1995       1994       1993       1992

 VAR Sales                19%        53%        57%        59%        78%
 Dealer Sales              2%         4%        12%        27%        14%
 End User (Hospital)
   Sales                   3%         4%        31%        14%         8%
 Bulk Supply Sales        76%        39%        --         --         --

     During the year ended June 30, 1996, and the six months ended June
 30, 1995, the Company sold approximately $5,456,000 and $1,426,000, respectively, in products (primarily bulk medical supplies) to facilities owned, leased or managed by Retirement Care Associates, Inc., the Company's majority shareholder. Such sales represented 37% of total sales for the year ended June 30, 1996, and 40% of total sales for the six months ended June 30, 1995. However, no individual customer represented more than 10% of total sales during the periods.

     During the years ended December 31, 1993 and 1994, only one customer each year accounted for more than 10% of the Company's combined revenues. Sales to Baxter Medical accounted for approximately 13.8% and 23% in 1993 and 1994, respectively.

     END USERS. The end user market is common to all three of these markets, and is made up of three primary care sectors: hospitals, clinics and orthopedic care facilities.

          HOSPITALS. The Company currently focuses on the surgical procedure and emergency room products within the hospital markets. These products, such as bags, equipment covers and drapes, are used to protect equipment, patient and attending personnel in the surgery or emergency room environment. The Company custom manufactures these products to suit the customer's needs. Additionally, the Company produces several disposable foam items, such as a variety of sponges, swabs, instrument holders, and positioning aids, which are used during surgery, emergency treatment, X-ray and radiology procedures. Specialty items, such as face shields, esmark bandages, safety pins and rubber bands, are provided to fill specific needs within the hospital environments.

          The hospital market is a stable market for the Company's disposable product lines designed for use within the traditional roles of health service by the hospital community. The hospital market for disposable products is represented by over 6,000 hospital units. The Company currently deals with approximately 300 of these hospital units. With the spread of Hepatitis B and HIV related diseases, the emphasis on single patient use products and special coatings on multi-use products places the Company in the forefront of the industry within this market niche. Management believes that substantial future growth is available within this market by vertical penetration of additional departments within the hospital.

          CLINICS. At present, the Company is focused on outpatient surgery centers, large integrated care facilities, X-ray, radiology and other imaging technology centers within the clinic market. These facilities have similar product needs as their comparable departments within the hospital markets. According to the American Hospital Association, hospital outpatient surgeries outnumbered inpatient surgeries for the first time in 1990. Hospital inpatient admissions declined by 10%, while outpatient visits grew nearly 44%. Management believes outpatient servicing through clinics shows definite trends for continued aggressive growth through the year 2000 and beyond.

          ORTHOPEDIC CARE FACILITIES. The orthopedic care facility represents a combination of product markets due to its function as a surgery center as well as rehabilitative care center. The Company provides a full line of orthopedic care and rehabilitation products for patients, from braces designed for reconstructive rehabilitation of patients after surgery to a leg spreader device, which would be utilized by a long-term care patient who is wheelchair or bed-bound. These products are utilized in the home and in long-term care facilities.

     DEALERS. The dealer market covers the full spectrum of the Company's product lines. The Company sells its products at a discount to volume dealers which sell the Company's products.

     VAR MARKET. The VAR market consists of original equipment manufacturers (OEM's) and dealers. Many of the foam products produced by the Company are sold to OEM's for use in packaging their kits for special surgical procedures. Additional OEM products include pads and positioning aids for imaging units such as MRI's, CAT scans, and X-rays. The Company's diversified manufacturing capability allows the Company to offer OEM's custom product design.

     Prior to 1993, the Company relied on four marketing methods: sales made by Company management, trade shows, direct order catalogs and referrals from customers. Sales were made directly to OEM's and kit packers by the Company's management, and sales to hospitals were solicited by direct mail catalogues. Accordingly, sales were limited due to time constraints on management imposed by their other duties. The Company currently employs two sales directors, who are responsible for soliciting new business, maintaining contact with the Company's present customer base and directing the efforts of an independent sales representation organization employed by the Company effective July 19, 1994, to market the Company's REDI NURSE SYSTEM[TM] product line to the home healthcare and nursing home industry in the southeast. This sales organization has 11 direct sales representatives who service approximately 4,500 dealers throughout the southeastern U.S. The Company's agreement with the sales organization is for a two year period, and is automatically renewable unless canceled by either party. The Company is required to pay the organization a commission of 10% of sales.

     The independent manufacturer's representative program is intended to provide representation of the Company's products by an established network of sales representatives across the country. The Company hopes to reach new customers in the home health care and nursing home markets, as well as the private clinic markets. In addition, the Company hopes to access new departments within the hospital structure which as yet have not been a part of the Company's markets. Because these institutions have historically purchased products from the Company, the Company is optimistic this new representative program will develop additional uses for existing products as well as providing outlets for new products. New products, such as the REDI NURSE SYSTEM[TM], combine service benefits as well as product benefits which have a wide range of applications in nursing homes and for home healthcare providers.

     The Company is also selling products to its majority shareholder, Retirement Care Associates, Inc., and a warehouse has been stocked to accommodate the medical supply needs of the nursing homes and retirement facilities which it operates or manages. In addition, the Company is now also selling bulk medical supplies to other nursing homes and health care providers.

 MARKET EXPANSION

     Nursing homes, adult congregate living facilities and home health care markets are currently expanding markets with expected high growth in the next ten years. The Federal home care budget was $12.5 billion for 1992. The November 18, 1992, issue of "Home Health Line," the home care industry's national independent newsletter, reports conservative estimates for growth at an annual rate of 15-20% or more. The continuing emphasis on cost containment and the continuing AIDS epidemic are two reasons for this projected growth. Additional factors and trends reported as fostering this growth include: the boom in medical technology; care rendered in the patient's home is far less expensive than that delivered in hospitals; the increasing age of our population; patients prefer home care, resulting in faster recovery from illness and injury; and home care offers emotional advantages to people who benefit from the support of family members and the comfort of a familiar environment.

     The Company is introducing new products and product lines, such as its REDI NURSE SYSTEM[TM], which combine service benefits as well as product benefits and have a wide range of applications in the nursing home and home health care markets. Special procedure trays, positioning aids, foam products, are all used within these environments. Special order products, such as procedure trays for use within the home and the nursing home markets, offer ease-of-help, which enable a non-skilled home helper to assist with the health care process after simple instruction. With the changing demographics of the population base moving toward an over sixty-five majority, the Company expects the market for products which can be used by non-skilled home helpers to increase.

     Private radiology centers and walk-in clinics are also markets which are expected to offer avenues of growth. The Company intends to continue to diversify its markets through the development of both products and marketing strategies to provide access to new markets within its manufacturing focus.

 AMERIDYNE CORPORATION

     In March 1996, the Company acquired AmeriDyne Corporation ("AmeriDyne") through a merger of that company with a newly-formed wholly-owned subsidiary of the Company. AmeriDyne is a bulk medical supply company based in Jackson, Tennessee, which distributes supplies to hospitals, clinics, physicians, pharmacies, nursing homes and other health care providers in Tennessee, Arkansas, Mississippi, Alabama, Illinois, Texas, Kentucky, Missouri and Virginia.

     AmeriDyne's product line includes approximately 3,500 items maintained in stock and over 150,000 additional items available from over 200 manufacturers. AmeriDyne's sales efforts have emphasized supplies for home health care such as gloves, urological products, wound care products, sponges, etc. However, AmeriDyne's wide range of products also includes medical furniture and equipment such as examination tables, cabinets and carts; diagnostic equipment such as vision and hearing testing equipment, stethoscopes and blood pressure testing equipment; laboratory testing equipment such as microscopes, incubators, blood chemistry analysis and centrifuges; surgical products such as scissors, forceps, scalpels and lasers; and physical therapy and convalescent care equipment such as crutches, walkers, wheelchairs and bathroom safety aids.

     AmeriDyne has had only one customer which has represented over 10% of its sales during the last three years. Sales to Jackson - Madison County General Hospital represented 16%, 17% and 28% of AmeriDyne's sales during the ten months ended February 29, 1996 and its fiscal years ended April 30, 1995 and 1994, respectively.

     AmeriDyne is not dependent on any of the suppliers of the products it distributes.

     Marketing of AmeriDyne's products is handled through a fully dedicated, full time sales staff selling in Tennessee, Arkansas and Mississippi and the distribution of catalogs.




 ATLANTIC MEDICAL SUPPLY COMPANY, INC.

      On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic Medical"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made effective retroactively to July 1, 1996.

     Atlantic Medical is based in Grovetown, Georgia (a suburb of Augusta), and also has facilities in St. Petersburg, Florida, Miami, Florida, and Fayetteville, North Carolina, and employs approximately 95 persons.

       Atlantic Medical's product line includes approximately 4,100 items maintained in stock and over 150,000 additional items available from over 200 manufacturers. Atlantic Medical's sales focus has been on supplies for long-term care providers, including skilled nursing and assisted living facilities. These supplies include such items as latex and vinyl examination gloves, nutritional and personal care products, urological products, wound care products, adult diapers, etc. Atlantic Medical also offers its customers a wide array of durable medical equipment, including wheelchairs, walkers, medical monitoring devices, including stethoscopes and blood pressure testing equipment, surgical products, etc. Sales of medical supplies to long-term care facilities accounted for 81% of Atlantic Medical's revenues during the six months ended June 30, 1996.

     Atlantic Medical also operates a subsidiary that provides Medicare
 Part B billing services for clients, both under its own Medicare provider number and, optionally, under its customer's provider number. Services for the latter are done so on a fee-for-service basis. As a part of these billing services, Atlantic Medical provides Medicare reimbursable wound care products, enteral (tube-feeding/nutritional) products, ostomy, colostomy and urological products, etc. for qualified patients in its customers skilled nursing facilities. Sales of Medicare Part B billing services and related products accounted for 19% of Atlantic Medical's revenues during the six months ended June 30, 1996.

     Atlantic Medical has not had any one customer who has represented over 10% of its sales during the last three years.

     Atlantic Medical is not singularly dependent on any of the suppliers of the products it distributes.

     Marketing of Atlantic Medical's products is handled through a fully dedicated, full-time sales staff selling in North Carolina, Georgia, South Carolina, Alabama and Florida, as well as through the direct mail distribution of its product catalogs. Marketing of Atlantic Medical's third party billing services is handled through a fully dedicated, full-time staff of registered and licensed nurse/clinicians who assist in the evaluation of patient care in consultation with the Company's customers.

 COMPETITION

     The Company is a small manufacturing concern engaged in a specialized niche of the health care supply business. It therefore competes with all of the health care product suppliers, most of which are better capitalized and have significantly greater resources and industry name recognition than does the Company.

     Management is not aware of any companies which offer the product variety, quality and delivery schedule offered by the Company. The Company's competitors in the disposable markets are primarily companies or individuals who establish small bag manufacturing facilities, but are not able to offer the variety of bag sizes, configurations, and consistent quality, as the Company. Larger manufacturers such as Microtech and Xomed, are not direct competitors in these products because they are not focused on specialty disposable products, but rather manufacture primarily for their own use. These specialized products are offered to customers in limited variety according to their internal usages because of the high fixed overhead of the larger manufacturer relative to the volume of available sales. Therefore, specialty bags make up a very small percentage of their business. The Company believes its competitive edge to be its ability to deliver small or large numbers of its products, in 300 different sizes, and on a same day delivery schedule (except for specialty orders).

     The imaging and orthocare markets are limited by total volume requirements for product. These products represent a significant volume of sales with high profit margins because of the Company's low fixed overheads
 and tightly controlled variable costs.   These products are highly
 specialized and the Company offers a proprietary line within these products which is not available from the Company's competition. Five companies located across the U.S., which are of a similar size in volume to the Company, represent the primary competition within these markets; however, these companies do not presently offer the product diversity, quality or proprietary design offered by the Company.

     AmeriDyne competes with a number of large medical products distributors. In the home healthcare market, its primary competitors include Gulf South, National Medical and Southland. In this market, AmeriDyne competes by offering customized ordering programs and other specialized services not offered by larger competitors. AmeriDyne competes with Gulf South, Metro Medical and Redline in the nursing home market, emphasizing AmeriDyne's high level of service in this market. AmeriDyne now also offers Medicare reimbursed Enteral and Wound Management products to stay competitive in the nursing home market.

     Atlantic Medical competes with a number of large medical products distributors in the Southeastern United States. In the distribution of medical supplies to long-term care providers, its primary competitors include Gulf South Medical Supply, Redline Medical, General Medical and Durr Medical. In addition, there are a number of smaller, regional competitors. Atlantic Medical competes by offering an extremely high level of customer service, as well as customized ordering and inventory control programs and other more specialized services, some of which are not offered by its competitors.

     In the provisions of third party billing services, Atlantic Medical competes with several small regional service providers, including Spectrum Health Services, Appalachian and Grove Medical. Atlantic Medical competes effectively in this category by offering superior customer service and a variety of programs from which its customers can choose, including fee-for-
service billing under the customer's own Medicare provider number.

 PATENTS AND TRADEMARKS

     The Company has been assigned the rights to two patents on products it markets. The patents expire within the next two years, and are not considered significant to the Company's overall sales or product lines. Letters Patent No. 4370976, dated February 1, 1983, covers a dynamic foam orthosis, a splinting device which is used to straighten and support joints following surgery or trauma. The rights to this Patent were assigned to the Company in 1976 by its inventors, William T. Gabriele and his son, Joseph M. Gabriele.

     The Company also holds the rights to Letters Patent No. 4030719, dated June 21, 1977, covering a child immobilizing device for X-rays, also invented by William T. Gabriele and Joseph M. Gabriele. This device immobilizes infants and young children during a radiographic examination. All of the materials used in the device are radiolucent, thus showing no trace of shadows or foreign artifacts on radiographic film.

     The Company has a registered trademark under the Trademark Act of 1946, as amended, Reg. No. 1,680,218, registered on March 24, 1992, for the Hugger[TM], the child immobilizing device.

     In December 1994, the Company received trademark registration for the REDI NURSE SYSTEM[TM] mark. The Company believes the trademark will contribute to product identification with the Company.

 EMPLOYEES

      As of September 13, 1996, the Company had approximately 121 employees, including 66 full-time, including management, and 55 hourly, part-time employees, AmeriDyne had approximately 33 full-time employees, and Atlantic Medical had approximately 95 full-time employees. None of the Company's, AmeriDyne's or Atlantic Medical's employees are represented by unions. Management considers its employee labor relations to be good.

 ITEM 2.  PROPERTIES.

     The Company owns a 30,000 square foot facility located on twelve acres in Grand Blanc, Michigan, sixty miles north of Detroit, from which its Michigan Subsidiary operates. This building is subject to mortgages payable to a banking institution of approximately $456,000 as of June 30, 1996.

     The Company's corporate offices are maintained in the offices of its Florida Subsidiary in St. Petersburg, Florida. The Company leases approximately 65,000 square feet under a lease from an unaffiliated lessor, for which it currently pays $24,521 per month. Beginning on July 1, 1997, the rent will be increased based on changes in the Consumer Price Index on an annual basis. The lease expires on June 30, 2000. The Company believes these facilities are adequate for the Company's present and planned operations.

     AmeriDyne's offices and warehouse facilities are located in Jackson, Tennessee. AmeriDyne leases approximately 33,000 square feet of space at this location, including approximately 4,500 square feet of office space, for which it pays a base rent of $8,750 per month. The lease expires on March 31, 1999, but AmeriDyne has an option to extend this lease an additional two years at a rental rate adjusted for changes in the Consumer Price Index.

     Atlantic Medical's primary office location is in August, Georgia, where it also maintains three leased warehouse facilities. At its primary location, Atlantic Medical leases approximately 18,000 square feet of space, including approximately 3,000 square feet of office space, for which it pays a base rent of $8,400 per month. This lease expires on August 31, 1997. Atlantic Medical leases an additional 8,000 square feet in another Augusta location, of which approximatley 1,000 square feet is office space, for which it pays a base rent of approximately $2,000 per month. Atlantic Medical also leases a third 8,000 square foot warehouse in Augusta, of which approximately 1,500 square feet is office space, for which it pays a base rent of approximately $2,000 per month. Both of these additional Augusta warehouses are leased on a quarter-to-quarter basis.

     Atlantic Medical maintains branch warehouse and office facilities in Fayetteville, North Carolina. At this location, it leases approximately 38,500 square feet of space, including approximately 4,000 square feet of office space, for which it pays a base rent of approximately $6,400 per month. This lease expires on March 31, 1997, but Atlantic Medical has two one-year renewal options at which time the base rent can be increased by up to 3%.

     Atlantic Medical maintains branch warehouse and office facilities in St. Petersburg, Florida. At this location, it leases approximately 41,000 square feet of space, including approximately 2,000 square feet of office space, for which it pays a base rent of approximately $13,000 per month. This lease expires on May 31, 1997.

     Atlantic Medical maintains branch warehouse and office facilities in Miami, Florida. At this location, it leases approximately 18,000 square feet of space, including approximately 3,000 square feet of office space, for which it pays a base rent of approximatley $5,100 per month. This lease expires on March 31, 1997.

 ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company is a party.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
 MATTERS.

     (a) MARKET INFORMATION. The Company's Common Stock is traded in the over-the-counter market, and since September 21, 1995, has been traded on the Nasdaq Small-Cap Market under the symbol "CTMI."

     The following table sets forth the closing high and low bid prices of the Company's Common Stock as reported on the OTC Bulletin Board for the periods indicated. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent prices at which actual transactions occurred.

                                                             Bid<FN1>
       Quarter Ended                                     High         Low

       March 31, 1993 . . . . . . . . . . . . .         $2.97        $0.87
       June 30, 1993. . . . . . . . . . . . . .         $2.60        $0.99
       September 30, 1993 . . . . . . . . . . .         $2.86        $0.25
       December 31, 1993. . . . . . . . . . . .         $2.14        $0.48

       March 31, 1994 . . . . . . . . . . . . .         $2.14        $0.95
       June 30, 1994. . . . . . . . . . . . . .         $1.90        $0.48
       September 30, 1994 . . . . . . . . . . .         $1.90        $1.67
       December 31, 1994. . . . . . . . . . . .         $4.76        $1.90

       March 31, 1995 . . . . . . . . . . . . .         $4.88        $3.38
       June 30, 1995. . . . . . . . . . . . . .         $5.24        $3.57

       September 30, 1995 . . . . . . . . . . .         $7.62        $4.17
       December 31, 1995. . . . . . . . . . . .         $5.95        $3.81
       March 31, 1996 . . . . . . . . . . . . .         $6.07        $4.05
       June 30, 1996. . . . . . . . . . . . . .         $6.00        $4.63
 ___________________

 <FN1>
 As restated to give retroactive affect to a 1 for 13 reverse stock split which occurred in July 1993, and a 1.05 for 1 forward stock split which occurred in March 1996.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's $.001 par value common stock at September 9, 1996, was 188. Based on security position listings, the Company believe that it has in excess of 700 shareholders which hold stock in street name at broker dealers.

     (c) DIVIDENDS. No cash dividends have been declared or paid by the Company since inception and none is contemplated at any time in the foreseeable future.




 ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth certain selected financial data with respect to the Company, and is qualified by reference to the financial statements and notes thereto filed herewith:

BALANCE SHEET DATA:
                             AT JUNE 30,                       AT DECEMBER 31,
                 ----------------------------------
----------------------------------
                    1996        1995        1994        1993        1992
1991
                 ----------  ----------  ----------  ----------  ----------
----------
Current Assets  $ 8,160,509  $4,351,326  $1,129,398  $1,224,496  $1,054,020
$1,078,858
Total Assets     11,258,268   5,176,426   1,484,568   1,878,465   1,375,726
1,427,362
Current
 Liabilities      4,228,561   1,377,578     410,162     829,200     601,727
653,178
Working Capital   3,931,948   2,973,748     719,236     395,296     452,293
425,680

Long-Term Debt    1,352,937     907,711     554,323       -0-       480,000
559,311
Shareholders'
 Equity           5,676,770   2,891,137     520,083     648,765     293,999
214,973

STATEMENT OF INCOME DATA:
                                    For The           For the Six Months
                                   Year Ended           Ended June 30,
                                  June 30, 1996       1995           1994
                                  -------------    ----------     ----------

Sales                              $14,542,421     $3,568,459     $1,929,200
Net Income (Loss)                      527,034        111,373       (478,798)
Net Income (Loss)per Common Share  $       .09     $      .02     $     (.20)

Weighted Average Shares and
 Share Equivalents Outstanding       4,804,292      4,786,126      2,341,996

Cash Dividends Per Share                  -0-            -0-            -0-

STATEMENT OF INCOME DATA:
                                  FOR THE YEAR ENDED DECEMBER 31,
                        1994          1993          1992           1991
                     ----------    ----------    ----------     ----------

Sales                $3,945,745    $3,618,359    $3,440,701     $3,516,135
Net Income (Loss)      (529,182)      (73,536)       79,126         20,383
Net Income (Loss)
 Per Common Share    $    (0.20)   $    (0.05)   $     0.07     $     0.03

Weighted Average
 Shares and Share
 Equivalents
 Outstanding          2,688,927     1,434,466     1,180,407       689,123

Cash Dividends
 Per Share               -0-           -0-           -0-           -0-




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of sales for the periods indicated:

                                    SIX
                                  MONTHS
                      YEAR ENDED   ENDED         YEAR ENDED DECEMBER 31,
                       JUNE 30,    JUNE 30,
----------------------------------
                        1996        1995     1994      1994     1993     1992
                      ----------   --------  ------    ------   ------
------
Sales                   100.0%     100.0%    100.0%    100.0%   100.0%
100.0%
Cost of Sales            72.1%      71.3%     73.8%     64.5%    57.0%
51.0%
Gross Profit             27.9%      28.7%     26.2%     35.5%    43.0%
49.0%
Operating Expenses       23.1%      23.6%     34.1%     40.1%    44.9%
43.6%
Net Income (Loss)
 Before Income
  Taxes (Benefit)         5.8%       4.6%    (24.8%)   (13.4%)   (3.5%)
3.0%
Income Taxes
 (Benefit)                2.1%       1.5%       --        --     (1.4%)
0.7%
Net Income (Loss)         3.6%       3.1%    (24.8%)   (13.4%)   (2.0%)
2.3%

YEAR ENDED JUNE 30, 1996 COMPARED TO THE TWELVE MONTHS ENDED JUNE 30, 1995

     As a result of the factors discussed below, the Company had net income of $527,034 for the year ended June 30, 1996, as compared to a net loss of $9,997 for the twelve months ended June 30, 1995.

     Sales for the year ended June 30, 1996 increased to $14,542,421 as compared to $5,585,004 for the twelve months ended June 30, 1995, due to growth in sales volume of the existing product lines and the addition of the Company's new product line, bulk medical supplies. Approximately $4,030,000 of the sales increase is attributable to sales of bulk medical supplies and prepacked kits to nursing homes managed or operated by the Company's majority shareholder; the AmeriDyne acquisition on March 1, 1996, resulted in additional sales of bulk medical supplies of approximately $3,617,000.

     Gross profit for the year ended June 30, 1996, was $4,051,318 or 27.8% of sales as compared to $1,739,553 or 31.1% of sales for the twelve months ended June 30, 1995. The gross profit percentage decreased in 1996 as compared to the comparable period in 1995 because the sales mix for 1996 was substantially higher in bulk medical supplies, which have a lower gross profit than the manufactured products. The AmeriDyne acquisition contributed approximately $980,000 of gross profit for the period ended June 30, 1996.

     Operating expenses for the year ended June 30, 1996, increased to $3,185,620 as compared to $1,632,015 for the same period in 1995. Total operating expenses increased approximately $1,725,000 as a result of the increased volumes, but as a percentage of sales they decreased to approximately 23% of sales in 1996 versus 29% of sales in the same period in 1995. The AmeriDyne acquisition increased operating expenses by $635,000 for the year ended June 30, 1996.

     Net income before taxes for the year ended June 30, 1996, was $839,200 as compared to $44,721 for the twelve months ended June 30, 1995. The AmeriDyne acquisition contributed approximately $295,000 to net income before taxes for the year ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1995, COMPARED TO SIX MONTHS ENDED JUNE 30, 1994

     As a result of the factors discussed below, the Company had net income of $111,373 for the six months ended June 30, 1995, as compared to a net loss of $478,798 for the six months ended June 30, 1994.

     Sales for the six months ended June 30, 1995, increased to $3,568,459 as compared to $1,929,200 during the same period in 1994, due to growth in sales volume of the existing product lines and the addition of bulk medical supply sales. Approximately $1,426,000 of the sales increase was attributable to sales of bulk medical supplies and pre-packaged kits to nursing homes managed or operated by the Company's parent. These sales, which started during April 1995 represent a new market for the Company. Approximately $175,000 of these nursing home sales represents sales of the Company's prepackaged kits and the remainder of the nursing home sales represents sales of bulk medical supplies. The remaining $213,000 of the overall sales increase was due to an increased demand for the Company's existing product line.

     Gross profit for the six months ended June 30, 1995, was $1,024,083 or 28.7% of sales as compared to $505,500 or 26.2% of sales for the six months ended June 30, 1994. The gross profit percentage remained relatively constant in 1995 as compared to the comparable period in 1994 because the product mix in both periods included about the same percentage of REDI NURSE kits which have a lower gross profit than the manufactured products. The 1995 period included approximately $1,251,000 in sales of bulk medical supplies which also have a lower gross profit, and the 1994 period margin was reduced due to the costs of developing and shipping numerous prototype kits for customer evaluation and introduction prior to FDA approvals. In prior years, the Company had higher gross profit margins because most of the Company's sales were of products manufactured by the Company.

     Operating expenses for the six months ended June 30, 1995, increased to $841,275 as compared to $657,199 for the same period in 1994. Total operating expenses increased approximately $184,000 as a result of the increased staffing necessary to service the increased volumes, but as a percentage of sales they decreased to approximately 24% of sales in 1995 versus 34% of sales in the same period in 1994.

     Net income before taxes for the six months ended June 30, 1995, was $166,091 as compared to a net loss before income taxes for the six months ended June 30, 1994, of $478,798, after deducting offering costs of $305,731.

1994 COMPARED TO 1993

     As a result of the factors discussed below, the Company had a net loss of $529,182 in 1994 as compared to a net loss of $73,536 in 1993.

     Sales for 1994 increased by 9% to $3,945,745 as compared to $3,618,359 in 1993 due to growth in sales of existing product lines and increasing sales in the new REDI NURSE product lines which were introduced during March - April 1994.

     Gross profit for 1994 was $1,399,820 or 35.5% of sales, as compared to $1,557,109 or 43.0% of sales, in fiscal year 1993. The lower gross profit in 1994 resulted from a change in the sales mix of products and the fact that profit margins on the REDI NURSE lines (introduced during March-April 1994) are lower since those products are assembled as opposed to being manufactured.

     Operating expenses in 1994 were $1,580,385 as compared to $1,623,465 in 1993. The operating expenses decreased primarily due to a reduction of litigation related fees and expenses of approximately $55,000.

     The net loss before income taxes in 1994 was $529,182 after deducting offering costs totaling $305,731, as compared to a net loss before income taxes in 1993 of $125,325.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had $3,931,948 of working capital as compared to working capital of $2,973,748 at June 30, 1995. The increase in working capital was primarily due to the AmeriDyne acquisition which was completed during March, 1996.

     Operating activities for the year ended June 30, 1996 utilized cash of $124,047 as compared to operating activities during the six months ended June 30, 1995, which utilized cash of $1,030,398.

     Inventories increased by approximately $1,579,000 from June 30, 1995 as a result of increased inventory levels needed to serve the growing nursing home market, and approximately $1,240,000 of the increase resulted from the AmeriDyne acquisition. Accounts receivable and accounts payable have increased due to the increased level of sales and inventories.

     Cash flows from investing activities used cash of $521,456 for the year ended June 30, 1996 as a result of the repayment of $550,004 from the Company's parent which was offset by the use of $749,163 for the acquisition of additional equipment and $322,297 for the AmeriDyne acquisition.

     Cash flow of $695,487 was provided from financing activities in fiscal 1996 versus $2,163,773 in 1995. For the year ended June 30, 1996, $608,956 was provided from net bank borrowings, $50,000 was provided by the exercise of stock options and $36,531 was provided by payment of a short-swing liability by a shareholder.

     Operating activities for the six month period ended June 30, 1995, utilized cash of $1,030,398 as compared to $120,699 for the same period in 1994. The increased utilization of cash resulted primarily from higher receivable and inventory levels, net of increased accounts payable, necessary to support the increase in sales. Operating activities for the years ended December 31, 1994, and 1993 utilized cash of $28,133 and $209,284, respectively.

     Investing activities for the six months ended June 30, 1995, utilized $1,701,945 of cash, of which $533,054 was for the acquisition of equipment and $1,168,901 was advanced to the Company's majority shareholder as compared to $6,597 of cash used during the six months ended June 30, 1994, which was expended for equipment. The cash flows for the years ended December 31, 1994 and 1993, were used substantially for the acquisition of additional equipment as needed.

     Cash flow of $2,689,372 was provided from financing activities for the six months ended June 30, 1995, as compared to cash utilized during the six months ended June 30, 1994, of $17,468. During the six months ended June 30, 1995, cash of $2,216,447 was provided from the issuance of preferred stock and exercise of stock options, and $482,622 was provided from equipment financing at favorable long-term rates, utilization of credit line funds of $189,671, all of which was reduced by repayments on bank loans and advances to the Company's majority shareholder totaling of $199,328. For the year ended December 31, 1994, cash flow of $62,833 was provided from financing activities, whereas in 1993 cash flow of $448,944 was provided due to the sale of preferred stock of $430,500.

     At June 30, 1996, the Company has a mortgage payable with Michigan National Bank with an outstanding balance of $456,233, bearing interest at 8.58% with monthly payments of $6,793, including interest, collateralized by real estate; and a second mortgage with a balance of $64,284 with monthly principal payments of $1,190 and interest at prime plus .75% (9.0% at June 30, 1996); and a loan secured by equipment with a balance of $496,171, bearing interest at prime plus .75% with monthly payments of $11,380 including interest. The Company secured an equipment loan with Fidelity Bank with an outstanding balance of $217,559 as of June 30, 1996, interest at prime plus 1% (9.25% at June 30, 1996), principal of $5,000 plus interest, collateralized by equipment. At June 30, 1996, the Company had a note payable with Republic Bank with a balance of $60,436, interest at 8.75%, with principal and interest of $1,282 due monthly, collateralized by accounts receivable, inventory and equipment of the Florida subsidiary.

     As of June 30, 1996, the Company maintained a total of $1,575,000 in lines of credit with its banks for short-term working capital needs, and $1,456,535 had been borrowed against these lines. On August 5, 1996, the Company's line of credit with Republic Bank was increased from $500,000 to $1,750,00. On September 20, 1996, the Company replaced all of its existing lines of credit with a $7,000,000 revolving line of credit with Barnett Bank, secured by inventory and accounts receivable and bearing interest at the 30-day
LIBOR rate plus 2%. Management believes that the Company's working capital, together with anticipated net income from operations and unused lines of credit, will be adequate to meet the Company's needs for liquidity for at least the next twelve months. If additional short-term capital is needed, management believes that Retirement Care, the Company's majority shareholder, would pay down the amount it owes to the Company.

     The Company completed a $5 million debenture placement on July 12, 1996. These debentures bear interest at 9% per annum and are to be repaid in monthly installments beginning on July 1, 1999, with full payment due by July 1, 2003. The debentures are convertible into shares of the Company's Common Stock. The two debentures, each in the amount of $2.5 million, were purchased by Renaissance U.S. Growth and Income Trust, PLC, a fund listed on the London Stock Exchange, and by Renaissance Capital Growth & Income Fund III, Inc., a closed-end, publicly traded fund that invests in emerging growth companies. Both of these investment funds are managed by Renaissance Capital Group, Inc., of Dallas, Texas.

     On August 6, 1996, the Company acquired all of the oustanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic Medical"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made effective retroactively to July 1, 1996. The Company paid $1,400,000 in cash and promissory notes totaling $10,500,000 for the stock of Atlantic Medical. The promissory notes bear interest at 7% per annum and are due in full on January 10, 1997. In the event of a default in the payment of the promissory notes, they are convertible into shares of common stock of Retirement Care Associates, Inc., the Company's majority shareholder. The cash for this transaction came from the $5 million debenture placement that was completed on July 12, 1996. The Company intends to pay the promissory notes from the proceeds of an offering of the Company's securities to be conducted by the Company.

     The Company presently does not anticipate any commitments for material capital expenditures.


SEASONALITY AND INFLATION

     The Company's business is relatively consistent and stable on a monthly basis, and has not indicated any seasonality over the past three years.

     In addition, the Company does not believe that inflation has had a material effect on its results from operations during the past three years. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Independent Auditors' Reports appear at pages F-1 through F-3, and the Financial Statements and Notes to Financial Statements appear at pages F-4 through F-33 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Directors and Executive Officers of the Company are as follows:

            NAME               AGE      POSITIONS AND OFFICES HELD

      Donald F. Fox           47       President, Treasurer and Chief
                                       Financial Officer

      Gerald J. Flanagan      55       President of Michigan and Florida
                                       Subsidiaries

      Scott F. Lochridge      43       Vice-President- Purchasing

      R. Scott Williams       35       Vice President - Strategic Development

      Chris Brogdon           47       Chairman of the Board and Director

      Edward E. Lane          59       Director

      Darrell C. Tucker       37       Director

      Philip M. Rees          32       Secretary

     There is no family relationship between any Director or Executive Officer of the Company.

     The Company presently has no Nominating Committee, Compensation Committee or Audit Committee.

     Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     Donald F. Fox - President, Treasurer and Chief Financial Officer. Mr. Fox has been employed by the Company as its President, Treasurer and Chief Financial Officer since April 1996, and served as a consultant to the Company from December 1995 to April 1996. From August 1995 to December 1995, he was a consultant to the City of Roswell, Georgia. From May 1987 to August 1995 he was Chief Financial Officer of Argenbright Holdings Limited (US) and The ADI Group Limited (UK). In this capacity, Mr. Fox managed the growth of these security and transportation businesses from approximately $11 million in annual sales to approximately $160 million in annual sales during this time period. From March 1986 to May 1987, he was Chief Executive Officer of Juiceco Distributors, Inc., a food service distribution company in Atlanta, Georgia. From November 1982 to March 1986, Mr. Fox was Vice President - Finance of RTM, Inc. which was engaged in restaurant operations. Mr. Fox received a Bachelor's Degree in Business Administration from Georgia State University in 1972 and an MBA Degree from Wharton Graduate School, University of Pennsylvania in 1974.

     Gerald J. Flanagan - President of Michigan and Florida Subsidiaries.
Mr. Flanagan has been employed by the Company since July 1993, and from July 1993 to April 1996 was President, Treasurer, Chief Financial Officer and a Director of the Company. From 1984 until July 1993, he served as the independent certified public accountant for the Company's Florida Subsidiary. Mr. Flanagan has been a certified public accountant for more than 23 years, specializing in international financial transactions and tax. Mr. Flanagan earned a Bachelor of Science in Business Administration degree from St. Mary's College, Winona, Minnesota, in 1963. He has been a certified financial planner in Florida since 1989. From 1969 to 1978, Mr. Flanagan was a treasurer successively for Velsicol Chemical Corp., a subsidiary of Northwest Industries, Chicago, Illinois, and Milton Roy Company, St. Petersburg, Florida, companies listed on the New York Stock Exchange and the American Stock Exchange, respectively. Mr. Flanagan was responsible for cash management, which included establishing international credit lines, cash transfer arrangements, management of world wide banking relationships, including foreign subsidiaries, accounts receivable management, corporate tax policy and investment coordination. From 1979 through 1992, Mr. Flanagan maintained his own public accounting firm specializing in tax, financial planning and management advisory services in St. Petersburg, Florida.

     R. Scott Williams - Vice President - Strategic Development. Mr. Williams has been employed by the Company since March 1993. From 1988 to 1991, he was an Account Representative for Motorola Communications, Inc., a communication systems manufacturing company. In 1991, he was employed with Med-Equip, Inc., a medical distribution company. From 1991 to 1992, he was Vice President of Sales for Zygiene Medical Technology, Inc., a medical manufacturing company.

     Scott F. Lochridge - Vice President - Purchasing. Since 1991, Mr. Lochridge has been President of AmeriDyne Corporation, which has been a wholly-owned subsidiary of the Company since March 1, 1996, and has been Vice President-Purchasing for the Company since September 1996. He received a Bachelor's Degree in Business from Texas Christian University in 1975.

     Chris Brogdon - Chairman of the Board and Director. Mr. Brogdon has been a Director of the Company since September 30, 1994. He has served as President and a Director of Retirement Care Associates, Inc. ("Retirement Care"), a New York Stock Exchange company, since October, 1991. He also served as Treasurer of Retirement Care from October, 1991, to November, 1993. He served as Secretary of Capitol Care Management Company, Inc. ("Capitol Care"), a wholly-owned subsidiary of Retirement Care, since July, 1990. Mr. Brogdon has been involved in financing and operating nursing homes and retirement communities since 1982. From 1969 until 1982, Mr. Brogdon was employed in the securities business as a retail salesman. Mr. Brogdon attended Georgia State University in Atlanta, Georgia. Since March, 1987, Mr. Brogdon has been Secretary/Treasurer of Winter Haven Homes, Inc. ("WHH") and since August, 1990, he has been Secretary/Treasurer of National Assistance Bureau, Inc. ("NAB"). Both WHH and NAB are engaged in the business of owning and operating nursing homes and retirement communities. These two companies either own or operate pursuant to long-term leases with options to purchase, or are the sole or managing general partner of limited partnerships that own or lease a total of ten nursing home properties. Mr. Brogdon is also a Director of Perennial Development Corporation, a publicly-held company which provides physical, speech and occupational therapists to nursing homes and other long-term care providers.

     Edward E. Lane - Director. Mr. Lane has been a Director of the Company since September 30, 1994. He has served as Secretary and a Director of Retirement Care since October, 1991. Mr. Lane graduated from the University of Iowa in 1959. From 1961 until 1968, he was self-employed as Gene Lane & Associates where he was engaged in industrial financing with municipal tax exempt bonds. From 1968 until 1971, he was employed by the investment banking firm of Johnson, Lane, Space, Smith & Co. in Atlanta, Georgia. From 1972 until 1984, he was self-employed as Gene Lane & Associates where he was involved with private investment banking principally in the areas of municipal and industrial finance. In 1984, he was involved in the creation of the full service investment banking firm of Lane, McNally & Jackson where he was a principal until the firm was sold and merged into Bay City Securities, Inc. in 1987. In 1988, Mr. Lane co-founded Winter Haven Homes, Inc. to acquire defaulted retirement centers and nursing homes. Mr. Lane also serves as President and a Director of Gordon Jensen Health Care Association, Inc., a nonprofit corporation that owns nine nursing homes and three personal care facilities and National Assistance Bureau, Inc., a nonprofit corporation that owns four health care facilities.

     Darrell C. Tucker - Director. Mr. Tucker has been a Director of the Company since September 30, 1994. He has been a Director of Retirement Care since November, 1991, and Treasurer since November, 1993. Mr. Tucker also serves as President of Capitol Care. He also served as President of Capitol Care from October, 1990, until it was merged into the Company in November, 1992. From September, 1988, to July, 1990, he was a risk manager for Pruitt Corporation where he was involved in insurance management for 30 long-term health care facilities. From April, 1987 to August, 1988, he was Chief Financial Officer for Allgood Health Care, Inc. which managed 12 nursing home facilities. Mr. Tucker received a Bachelors Degree in Accounting from the University of Georgia in 1980.

     Philip M. Rees - Secretary. Mr. Rees has been Secretary of the Company since October 18, 1994. He has been general counsel for Retirement Care since July 1994. From May 1989 to July 1994, Mr. Rees was an attorney with the law firm of Vincent, Chorey, Taylor & Feil in Atlanta, Georgia. He received a Bachelors Degree in Economics in 1985 and a Juris Doctorate Degree in 1989 from the University of North Carolina.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, the following persons who were either a director, officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year: Chris Brogdon failed to timely report three transactions on a timely basis; Edward
E. Lane failed to timely report one transaction; and Gerald J. Flanagan filed one Form 4 late, which reported two transactions.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's Chief Executive Officer and each other executive officer who received compensation in excess of $100,000 for the year ended June 30, 1996, the six months ended June 30, 1995, and the years ended December 31, 1994 and 1993:

                           SUMMARY COMPENSATION TABLES
                                               ANNUAL COMPENSATION
                                                                OTHER
                                                                ANNUAL
NAME AND PRINCIPAL                                              COMPEN-
     POSITION             YEAR       SALARY         BONUS       SATION
Donald F. Fox,            1996      $ 30,000         -0-          -0-
 President

Gerald J. Flanagan,       1996      $100,000         -0-          -0-
 President<FN1>           1995      $ 50,000         -0-          -0-
                          1994      $ 69,250         -0-          -0-
                          1993      $ 75,000         -0-          -0-

William J. Gabriele,      1994      $114,500         -0-          -0-
 Chief Executive          1993      $150,000      $ 70,000        -0-
 Officer<FN2>

Rudolf J. Dallessandro,   1994      $ 62,200         -0-          -0-
 Executive Vice Presi-    1993      $100,000         -0-          -0-
 dent (Sales & Market-
 ing)<FN2>

Howard H. Hagon,          1994      $ 82,200         -0-          -0-
 Executive Vice Presi-    1993      $100,000         -0-          -0-
 dent (Operations)<FN2>

<FN1>
Mr. Flanagan relinquished his title as President of the Company in April 1996.
<FN2>
These persons resigned as Officers and Directors of the Company on September 30, 1994.

                                       LONG-TERM COMPENSATION
                                          AWARDS             PAYOUTS
                                               SECURITIES
                                               UNDERLYING              ALL
                                 RESTRICTED     OPTIONS/               OTHER
NAME AND PRINCIPAL                 STOCK          SARS         LTIP    COMPEN-
     POSITION             YEAR    AWARD(S)      (NUMBER)     PAYOUTS   SATION

Donald F. Fox,            1996       --           75,000        --         -0-
 President

Gerald J. Flanagan,       1996       --            --           --         -0-
 President<FN1>           1995       --            --           --         -0-
                          1994       --            --           --         -0-
                          1993       --          262,500        --         -0-

William J. Gabriele,      1994       --            --           --         -0-
 Chief Executive          1993       --            --           --         -0-
 Officer<FN2>

Rudolf J. Dallessandro,   1994       --            --           --         -0-
 Executive Vice Presi-    1993       --            --           --         -0-
 dent (Sales & Market-
 ing)<FN2>

Howard H. Hagon,          1994       --            --           --         -0-
 Executive Vice Presi-    1993       --            --           --         -0-
 dent (Operations)<FN2>

<FN1>
Mr. Flanagan relinquished his title as President of the Company in April 1996.
<FN2>
These persons resigned as Officers and Directors of the Company on September 30, 1994.

                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                 AND FY-END OPTION/SAR VALUES

                                        SECURITIES UNDER-  VALUE OF UNEXER-
                    SHARES              LYING UNEXER-      CISED-IN-THE
                    ACQUIRED            CISED OPTIONS      MONEY\OPTIONS/
                    ON                  SARS AT FY-END     SARS AT FY-END
                    EXERCISE  VALUE     EXERCISABLE/       EXERCISABLE/
      NAME          (NUMBER)  REALIZED  UNEXERCISABLE      UNEXERCISABLE

Donald F. Fox          -0-      -0-        0/75,000           $0/$0

Gerald J. Flanagan   26,250   $115,625    236,250/0         $790,256/$0

EMPLOYMENT AGREEMENTS

     On January 1, 1993, the Florida Subsidiary and the Michigan Subsidiary executed employment agreements (the "Agreements") with Messrs. Gabriele, Dallessandro and Hagon. Each Agreement provided that the employee was to devote his full time and energy to the Company. The Agreements provided for a base salary for Messrs. Gabriele, Dallessandro and Hagon of $150,000, $100,000 and $100,000, respectively, and incentive quarterly bonuses equal to 15.18%, 5.36% and 4.46%, respectively, of combined net income of the Michigan and Florida Subsidiaries (defined as net operating income before taxes), calculated without giving effect to net operating loss carryforwards or carrybacks. The Agreements further provided for the same medical and life insurance coverage as the Company provides for its other senior executive officers. Each of the Agreements required payment of the employee's full salary through the Scheduled Termination Date, irrespective of whether the employee's employment terminates, the employee renders the services specified or whether such services are deemed satisfactory by the Company. However, each of these persons agreed to cancel their Agreements, and effective December 29, 1994, no further compensation will be paid to these persons.

     In November 1993, effective as of July 1, 1993, the Florida Subsidiary and the Company executed a five year employment agreement with Gerald J. Flanagan. The agreement shall be automatically extended for additional one year periods unless terminated by either party on 60 days' notice. The agreement provides for a base salary of $75,000 per year plus incentive bonuses, and the same medical and life insurance benefits as are provided to the Company's senior executive officers. The agreement contains trade secrets, confidentiality and non-competition covenants. Effective October 1, 1994, Mr. Flanagan's salary was increased to $100,000 per year.

     R. Scott Williams, the Company's Vice President of Marketing, has an employment agreement with the Company pursuant to which he presently receives an annual salary of $75,000. The initial term of this agreement was through February 21, 1995, but is automatically extendable for additional one year periods unless either party gives 60 days' notice of an intent to terminate prior to the end of a term.

     Scott F. Lochridge, President of the Company's AmeriDyne subsidiary, has a two-year employment agreement with AmeriDyne which became effective on March 1, 1996. Under this agreement, Mr. Lochridge will receive a base salary of $150,000 during the first year and $165,000 during the second year. He will also be entitled to performance-based bonuses under a plan to be agreed upon which would allow him to earn up to 30% of his annual salary as additional compensation. Mr. Lochridge is also entitled to a $500,000 term life insurance policy, the beneficiary of which is to be named by him, and a $500 per month automobile allowance.

     Donald F. Fox, who became President of the Company in April 1996, presently has no employment agreement with the Company. From April to July 1996 he received a salary of $120,000 per year. Effective July 15, 1996, his salary was increased to $160,000 per year.

NON-QUALIFIED EMPLOYEE STOCK BONUS PLAN

     On April 20, 1993, the Company's Board of Directors and a majority of the owners of its Common Stock approved the adoption by the Company of a Non-Qualified Employee Stock Bonus Plan (the "Plan") to reward individual performance, provide incentives for employee performance, and to attract and retain employees. The Company set aside 1,050,000 shares of its Common Stock under the Plan, which is administered by the Board of Directors. Shares may be awarded to employees of the Company, including its Subsidiaries, at a purchase price of not less than $.01 per share. Options awarded under the Plan will vest over a three year period and are exercisable for a period of five years from date of grant. The only options which have been granted under the Plan are an option to purchase 262,500 shares granted to Gerald J. Flanagan in July 1993, exercisable at $1.905 per share; an option to purchase 105,000 shares granted to R. Scott Williams in October 1994, exercisable at $2.143 per share; and options to purchase an aggregate of 52,500 shares granted to two employees in May 1995, exercisable at $3.714 per share; and options to purchase an aggregate of 47,250 shares granted to six employees in December, 1995, exercisable at $4.11 per share.

1996 STOCK OPTION PLAN

     On February 1, 1996, the Company's Board of Directors adopted the Company's 1996 Stock Option Plan (the "1996 Plan"). The plan must be approved by the Company's shareholders within 12 months of February 1, 1996. The 1996 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are key employees of the Company. Vesting provisions are determined by the Board at the time options are granted. The total number of shares of Common Stock subject to options under the 1996 Plan may not exceed 315,000, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. The option price must be satisfied by the payment of cash.

     The Board of Directors may amend the 1996 Plan at any time, provided that the Board may not amend the 1996 Plan to materially increase the number of shares available under the 1996 Plan, materially increase the benefits accruing to Participants under the 1996 Plan, or materially change the eligible class of employees without shareholder approval.

     On February 1, 1996, the Board of Directors granted non-qualified stock options to purchase an aggregate of 89,250 shares of Common Stock subject to shareholder approval of the 1996 Plan. All of the options are exercisable at $4.643 per share and, once the 1996 Plan is approved by the Company's shareholders, will be fully vested. The options will expire five years after the date of grant.

     Included in options granted on February 1, 1996, are non-qualified stock options granted to Chris Brogdon, Edward E. Lane and Darrell C. Tucker, Directors of the Company, to purchase 26,250 shares each, and non-qualified stock options granted to Phillip M. Rees, Secretary of the Company, to purchase 10,500 shares.

     On April 15, 1996, the Board of Directors granted a non-qualified stock option to Donald F. Fox, the Company's President, to purchase 75,000 shares of the Company's Common Stock at $5.375 per share. Once the 1996 Plan is approved, the option will be fully vested, and will expire five years after the date of grant.

     On July 1, 1996, the Board of Directors granted a non-qualified stock option to an employee of a subsidiary to purchase 25,000 shares of Common Stock at $5.75 per share. Once the 1996 Plan is approved, the option will be fully vested, and will expire five years after the date of grant.

     On August 6, 1996, the Board of Directors granted a non-qualified stock option to an employee to purchase 25,000 shares of Common Stock at $5.75 per share. Once the 1996 Plan is approved, the options will be fully vested, and will expire five years after the date of grant.

     On September 3, 1996, the Board of Directors granted non-qualified stock options to two employees each to purchase 25,000 shares of Common Stock at $5.50 per share. Once the 1996 Plan is approved, the options will be fully vested, and will expire five years after the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of September 1, 1996, as to the shares of the Common Stock beneficially owned by each person who is the beneficial owner of more than five percent (5%) of the Company's shares, each of the Company's Directors and by all of the Company's Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares shown except as noted.

                                             AMOUNT OF BENE-        PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER         FICIAL OWNERSHIP       OF CLASS
Retirement Care Associates, Inc.<FN1>         3,290,878 <FN2>         54.1%
6000 Lake Forrest Drive, Suite 200
Atlanta, GA  30328

Donald F. Fox                                    10,000 <FN3>          0.2%
3340 Scherer Drive
St. Petersburg, FL 33716

Gerald J. Flanagan                              268,155 <FN4>          4.3%
3340 Scherer Drive
St. Petersburg, FL  33716

R. Scott Williams                               113,077 <FN5>          1.9%
3340 Scherer Drive
St. Petersburg, FL  33716

Chris Brogdon                                    60,300 <FN6>          1.0%
6000 Lake Forrest Drive, Suite 200
Atlanta, GA  30328

Edward E. Lane                                   14,450 <FN7>          0.2%
6000 Lake Forrest Drive, Suite 200
Atlanta, GA  30328

Darrell C. Tucker                                 5,250 <FN8>          0.1%
6000 Lake Forrest Drive, Suite 200
Atlanta, GA  30328

Scott F. Lochridge                              367,119                6.2%
231 Bobick Drive
Jackson, TN 39301

All Directors and Executive Officers            838,351               13.3%
as a Group (7 Persons)
__________________

<FN1>
Retirement Care Associates, Inc. ("Retirement Care") is a publicly-held corporation of which Chris Brogdon is President, Director and a principal shareholder; Edward E. Lane is Secretary, Director and a principal shareholder; Darrell C. Tucker is a Director and a President of a subsidiary; and Julian S. Daley and Harlan Mathews are Directors.

In addition, Connie Brogdon, the wife of Chris Brogdon, is a principal shareholder of Retirement Care. The following sets forth the percentage ownership beneficially held by such persons in Retirement Care:

                     Chris Brogdon               20.7%
                     Edward E. Lane              19.5%
                     Darrell C. Tucker            4.1%
                     Julian S. Daley              0.3%
                     Harlan Mathews               0.1%
                     Connie Brogdon              20.7%
<FN2>
Includes 3,157,003 shares held by Retirement Care Associates, Inc., 44,625 shares underlying Class C Warrants held by Retirement Care Associates, Inc. and 89,250 shares of Common Stock into which shares of Series A Convertible Preferred Stock held by Retirement Care Associates, Inc. may be converted.
<FN3>
Does not include shares underlying stock options held by Mr. Fox under the 1996 Stock Option Plan because the options are contingent on shareholder approval of such plan.
<FN4>
Represents 31,905 shares of Common Stock held by Mr. Flanagan and 236,250 shares issuable upon the exercise of currently exercisable stock options held by Mr. Flanagan.
<FN5>
Includes 8,077 shares of Common Stock held directly by Mr. Williams and 105,000 shares issuable upon the exercise of currently exercisable stock options held by him.
<FN6>
Includes 45,300 shares held directly by Mr. Brogdon; 10,000 shares held by Mr. Brogdon's wife; and 5,000 shares which represents one-half of the shares owned by Winter Haven Homes, Inc. of which Mr. Brogdon's wife is a 50% owner. Does not include shares held by Retirement Care Associates, Inc. of which Mr. Brogdon is an officer, director and a principal shareholder. Also does not include shares underlying stock options granted to Mr. Brogdon under the Company's 1996 Stock Option Plan because the options are contingent on shareholder approval of such plan.
<FN7>
Includes 9,450 shares held directly by Mr. Lane and 5,000 shares which represents one-half of the shares owned by Winter Haven Homes, Inc. of which Mr. Lane is 50% owner. Does not include shares held by Retirement Care Associates, Inc. of which Mr. Lane is an officer, director and a principal shareholder. Also does not include shares underlying stock options granted to Mr. Lane under the Company's 1996 Stock Option Plan because the options are contingent on shareholder approval of such plan.
<FN8>
Represents 5,250 shares held directly by Mr. Tucker. Does not include shares held by Retirement Care Associates, Inc. of which Mr. Tucker is an officer and diretor. Also does not include shares underlying stock options granted to Mr. Tucker under the Company's 1996 Stock Option Plan because the options are contingent on shareholder approval of such plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 1994, Retirement Care Associates, Inc., the Company's majority shareholder, advanced the Company $165,000. This was repaid without interest during February 1995.

     In February 1995, Retirement Care Associates, Inc. ("Retirement Care"), the Company's majority shareholder, purchased 85,000 shares of Series A Preferred Stock and 42,500 Class C Redeemable Common Stock Purchase Warrants for a total of $340,000 in cash as part of a private offering conducted by the Company. Also in February 1995, the Company advanced $1,168,901 out of the proceeds of the private offering to Retirement Care. The advance to Retirement Care is due on demand and is interest free. This transaction was approved by the only disinterested member of the Board of Directors based on an understanding among the Board members that Retirement Care will repay the advance as the Board determines the Company needs the money. In addition, if the Company needs to borrow money from Retirement Care, as it did in 1994, Retirement Care will loan the money on an interest free basis. It is the Company's policy that all transactions with affiliates, including major shareholders and members of management, must be approved by a majority of the disinterested directors. On July 11, 1996, Retirement Care repaid $613,563 to the Company, representing the entire outstanding balance owed to the Company from the proceeds of the private offering advanced to Retirement Care in February, 1995. On August 22, the Company advanced $750,000 to Retirement Care out of the proceeds of the sale of Convertible Debentures in July, 1996, pursuant to an agreement between the Company and Retirement Care dated August 22, 1996. This agreement stipulates that funds advanced to Retirement Care by the Company, or by Retirement Care to the Company, must be repaid within 45 days of the date of the advance and will bear interest at the prime interest rate published in the Wall Street Journal.

     During the year ended June 30, 1996, nursing home and retirement facilities owned, leased or managed by Retirement Care purchased a total of approximately $5,456,000 in bulk medical supplies from the Company. The sales made to these facilities are at the same prices the Company would receive from non-affiliated persons. As of June 30, 1996, such facilities owed the Company $1,918,000 in accounts receivable in connection with such sales.

     Retirement Care has guaranteed a $500,000 line of credit of the Company from a commercial bank. As of June 30, 1996, $433,535 had been drawn on this line of credit. In September 1996, this line of credit was paid in full and replaced.

     In August 1996, the Company issued promissory notes totaling $10,500,000 in connection with the acquisition of Atlantic Medical Supply, Inc.
Retirement Care has agreed that in the event of a default in the payment of such promissory notes, they may be converted into shares of Retirement Care's common stock, and that Retirement Care will register such stock for resale under the Securities Act of 1933.

     Retirement Care has also guaranteed loans and lines of credit of the Company's AmeriDyne subsidiary totaling approximately $1,255,000. As of June 30, 1996, approximately $1,040,000 was outstanding under these obligations. In September 1996 this line of credit was paid in full.

     Scott F. Lochridge, the President of AmeriDyne, holds a promissory note from AmeriDyne dated March 1, 1996, in the principal amount of $176,419. The note bears interest at 10% per annum and is payable in 36 equal monthly installments of $5,693 commencing April 1, 1996. As of June 30, 1996, $163,646 in principal was outstanding under this promissory note.

     On September 12, 1996, the Company loaned $55,332 to Donald F. Fox, the Company's President. The loan is due on demand and bears interest at 7% per annum.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:

                                                                 PAGE(S)

Reports of Independent Certified Public Accountants............. F-1 to F-3

Consolidated Balance Sheets as of June 30, 1996, and
June 30, 1995....................................................... F-4

Consolidated Statements of Income for the year ended
June 30, 1996, the six months ended June 30, 1996,
and for the years ended December 31, 1994 and 1993.................. F-5

Consolidated Statements of Shareholders' Equity for
the year ended June 30, 1996, the six months ended
June 30, 1996, and for the years ended December 31,
1994 and 1993................................................... F-6 to F-17

Consolidated Statements of Cash Flows for the
year ended June 30, 1996 and the six months ended
June 30, 1996, and for the years ended December 31,
1994 and 1993................................................... F-18 to F-19

Notes to Financial Statements................................... F-20 to F-33

     (a) 2. FINANCIAL STATEMENT SCHEDULES. All schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

    (a)  3.  EXHIBITS:

EXHIBIT
NUMBER   DESCRIPTION                        LOCATION

  3.1 Restated Articles of Incorpora- Incorporated by reference to tion of Associated Health Care Exhibit 3.1 to the Company's
         Industries, Inc.                   Form S-1 Registration State-
                                            ment (File No. 33-66024)

  3.2    Amendment to the Restated          Incorporated by reference to
         Articles of Incorporation          Exhibit 3.2 to the Company's
                                            Form S-1 Registration State-
                                            ment (File No. 33-66024)

  3.3    Bylaws of the Registrant           Incorporated by reference to
                                            Exhibit 3.3 to the Company's
                                            Form S-1 Registration State-
                                            ment (File No. 33-66024)

  3.4    Second Amendment to the Restated   Incorporated by reference to
         Articles of Incorporation of       Exhibit 3.4 to the Company's
         Contour Medical, Inc., dated       Form S-1 Registration State-
         July 26, 1993                      ment (File No. 33-66024)

  3.5    Third Amendment to the Restated    Incorporated by reference to
         Articles of Incorporation of       Exhibit 3.5 to the Company's
         Contour Medical, Inc., dated       Form S-1 Registration State-
         August 27, 1993                    ment (File No. 33-66024)

  3.6    Fourth Amendment to the Restated   Incorporated by reference to
         Articles of Incorporation of       Exhibit 3.6 to the Company's
         Contour Medical, Inc., dated       Form S-1 Registration State-
         November 10, 1993                  ment (File No. 33-66024)

  3.7    Amended Bylaws                     Incorporated by reference to
                                            Exhibit 3.7 to the Company's
                                            Form S-1 Registration State-
                                            ment (File No. 33-66024)

  3.8 Sixth Amendment to Articles of Incorporated by reference to Incorporation, dated November 9, Exhibit 3.8 to the Company's 1993 (there is no "Fifth" Amend- Form S-1 Registration State-
         ment)                              ment (File No. 33-66024)

  3.9    Amendment Number Five to           Incorporated by reference to
         Articles of Incorporation,         Exhibit 3.9 to the Company's
         dated April 25, 1994               Form S-1 Registration State-
                                            ment (File No. 33-66024)

  3.10   Amendment Number Six to            Incorporated by reference to
         Articles of Incorporation,         Exhibit 3.10 to the Company's
         dated May 13, 1994                 Form S-1 Registration State-
                                            ment (File No. 33-66024)

  10.1   Lease Agreement, effective         Incorporated by reference to
         August 1, 1994, between Contour    Exhibit 10.1 to the Company's
         Fabricators of Florida, Inc.,      Transition Report on Form10-K
         and William A. and Gerald          for the period ended June30,
         Gehrand relating to the Regis-     1995
         trant's office and manufacturing
         space in St. Petersburg, Florida

  10.2   Lease Agreement, dated March 1,    Incorporated by reference to
         1993, between the Registrant       Exhibit 10.2 to the Company's
         and William A. and Gerald          Form S-1 Registration State-
         Gehrand, relating to the Regis-    ment (File No. 33-66024)
         trant's office and manufacturing
         space in St. Petersburg, Florida

  10.3   Employment Agreement, dated        Incorporated by reference
         January 1, 1993, between the       Exhibit 10.3 to the Company's
         Registrant and William J.          Form S-1 Registration State-
         Gabriele                           ment (File No. 33-66024)

  10.4   Employment Agreement, dated        Incorporated by reference to
         January 1, 1993, between the       Exhibit 10.4 to the Company's
         Registrant and Rudolph J.          Form S-1 Registration State-
         Dallessandro                       ment (File No. 33-66024)

  10.5   Employment Agreement, dated        Incorporated by reference to
         January 1, 1993, between the       Exhibit 10.5 to the Company's
         Registrant and Howard E. Hagon     Form S-1 Registration State-
         ment (File No. 33-66024)

  10.6   Non-Qualified Employee Stock       Incorporated by reference to
         Bonus Plan                         Exhibit 10.6 to the Company's
                                            Form S-1 Registration State-
                                            ment (File No. 33-66024)

  10.7   Employment Agreement by and        Incorporated by reference to
         between Contour Medical Fabrica-   Exhibit 10.8 to the Company's
         tors of Florida, Inc., Associa-    Form S-1 Registration State-
         ted Healthcare Industries, Inc.    ment (File No. 33-66024)
         and Gerald J. Flanagan, dated
         July 1, 1993

  10.8   Lease Agreement with William A.    Incorporated by reference to
         and Gerald Gehrand dated           Exhibit 10.8 to the Company's
         February 1, 1995, relating to      Transition Report on Form
         Registrant's warehouse space in    10-K for the period ended
         St. Petersburg, Florida            June 30, 1995

  10.9   1996 Stock Option Plan             Incorporated by reference to
                                            Exhibit 10.9 to the Company's
                                            Form S-1 Registration State-
                                            ment (File No. 33-64977)

  10.10  Agreement and Plan of Merger by    Incorporated by reference to
         and among Contour Medical, Inc.    Exhibit 10 to the Company's
         Contour Merger Sub, Inc., Scott    Current Report on Form 8-K
         F. Lochridge and AmeriDyne         Dated March 1, 1996
         Corporation

  10.11  Employment Agreement with          Incorporated by reference to
         Scott F. Lochridge                 Exhibit 10.11 to the Company's
                                            Form S-1 Registration State-
                                            ment (File No. 33-64977)

  10.12  Promissory Note from AmeriDyne     Incorporated by reference to
         Corporation from Scott F.          Exhibit 10.13 to the Company's
         Lochridge                          Form S-1 Registration State-
                                            ment (File No. 33-64977)

  10.13  Share Purchase Agreement for       Incorporated by reference to
         the acquisition of Atlantic        Exhibit 10.1 to the Company's
         Medical Supply Company, Inc.       Report on Form 8-K dated
                                            August 6, 1996

  10.14  Convertible Debenture Loan         Filed herewith electronically
         Agreement with Renaissance
         Capital Growth & Income Fund
         III, Inc., and Renaissance
         US Growth and Income Trust
         PLC

  10.25  Letter Agreement dated August      Filed herewith electronically
         22, 1996 with Retirement Care
         Associates, Inc.

  21     Subsidiaries of the Registrant     Filed herewith electronically

  23.1   Consent of Coopers & Lybrand,      Filed herewith electronically
         L.L.P.

  23.2   Consent of BDO Seidman, LLP        Filed herewith electronically

  23.3   Consent of Pender Newkirk &
         Company                            Filed herewith electronically

  27     Financial Data Schedule            Filed herewith electronically

All financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

    (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Contour Medical, Inc.
St. Petersburg, Florida

We have audited the accompanying consolidated balance sheet of Contour Medical, Inc. (a subsidiary of Retirement Care Associates, Inc.) and Subsidiaries (the Company) as of June 30, 1996, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Contour Medical, Inc. and Subsidiaries as of June 30, 1996, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand L.L.P.

Tampa, Florida

September 13, 1996, except for the second paragraph in Note 13, for which the date is September 20, 1996

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Contour Medical, Inc.
St. Petersburg, Florida

We have audited the accompanying consolidated balance sheets of Contour Medical, Inc. (a subsidiary of Retirement Care Associates, Inc.) and Subsidiaries as of June 30, 1995 and December 31, 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the six months and year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Contour Medical, Inc. and Subsidiaries as of June 30, 1995 and December 31, 1994 and the results of their operations and their cash flows for the six months and year then ended in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP
BDO SEIDMAN, LLP

Orlando, Florida
August 18, 1995, except for the stock split discussed in Note 10 which is as of March 15, 1996

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
Contour Medical, Inc.
St. Petersburg, Florida

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Contour Medical, Inc. and Subsidiaries for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the management of Contour Medical, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, changes in stockholders' equity, and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Contour Medical, Inc. and Subsidiaries for the year ended December 31, 1993 in conformity with generlaly accepted accounting principles.

/s/ Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
January 21, 1994

100 South Ashley Drive, Suite 1650, Tampa, Florida 33602
813/229-2321
813/229-2359 FAX

PENDER NEWKIRK & COMPANY - CERTIFIED PUBLIC ACCOUNTANTS

Member of Private Companies Practice Section and SEC Practice Section of American Institute of Certified Public Accountants

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 1996 and 1995
                                               1996                    1995
                                            -----------            ----------
ASSETS
Cash                                       $    146,219            $   96,235
Accounts receivable:
 Related parties                              1,918,000               943,094
 Trade, net of allowance for bad debts
   of approximately $410,000 in 1996          2,527,676               760,703
Inventories                                   2,876,792             1,297,394
Refundable income taxes                          21,406                10,680
Prepaid expenses and other                       51,519                74,319
Due from parent                                 618,897             1,168,901
                                           ------------           -----------
                                              8,160,509             4,351,326
                                           ------------           -----------
Property and equipment, less
  accumulated depreciation                    1,223,195               592,243
                                           ------------           -----------
Other assets:
 Deposit on equipment                           416,184               228,282
 Other                                          172,215                 4,575
 Goodwill, net of accumulated amorti-
   ation of approximately $11,000 in 1996     1,286,165                     0
                                           ------------           -----------
                                              1,874,564               232,857
                                           ------------           -----------
                                          $  11,258,268           $ 5,176,426
                                           ============           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt     $   1,825,193           $   414,077
 Accounts payable                             1,954,824               882,524
 Accrued expenses                               366,716                80,977
                                           ------------           -----------
                                              4,146,733             1,377,578
Long-term debt, less current maturities       1,352,937               907,711
                                           ------------           -----------
  Total liabilities                           5,499,670             2,285,289
                                           ------------           -----------
Stockholders' equity:
 Preferred stock - Series A convertible;
   $.001 par value, shares authorized -
   1,265,000; issued and outstanding -
   600,000 at aggregate liquidation
   preference                                 2,528,000             2,400,000
 Common stock; $.001 par value, shares
   authorized - 76,000,000; issued and
  outstanding 5,214,223 and 4,573,600,
  respectively, (net of $765 discount)            4,449                 3,808
 Additional paid-in capital                   2,911,696               781,738
 Retained earnings (deficit)                    232,625              (294,409)
                                            ------------           -----------
  Total stockholders' equity                  5,676,770             2,891,137
                                           ------------           -----------
                                          $  11,258,268           $ 5,176,426
The accompanying notes are an integral part of these financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   SIX MONTHS
                                      YEAR ENDED     ENDED     YEAR ENDED
DECEMBER 31,
                                       JUNE 30,     JUNE 30,
------------------------
                                         1996         1995        1994
1993
                                     -----------   ----------  ----------
-----------
Sales                                $14,542,421   $3,568,459  $3,945,745
$3,618,359

Cost of sales                         10,491,103    2,544,376   2,545,925
2,061,250
                                     -----------   ----------  ----------
----------
   Gross profit                        4,051,318    1,024,083   1,399,820
1,557,109

Selling, general and adminis-
  trative expenses                     3,185,620      841,275   1,550,385
1,538,465
Litigation settlements                         0            0      30,000
 85,000
                                     -----------   ----------  ----------
----------

  Income (loss) from operations          865,698      182,808    (180,565)
(66,356)
                                     -----------   ----------  ----------
----------
 Other income (expenses):
 Offering costs                                0            0    (305,731)
      0
 Interest                               (170,951)     (39,098)    (53,627)
(63,758)
 Other                                   144,453       22,381      10,741
  4,789
                                     -----------   ----------  ----------
----------
                                         (26,498)     (16,717)   (348,617)
(58,969)
                                     -----------   ----------  ----------
----------
Income (loss) before taxes
  on income (benefit)                    839,200      166,091    (529,182)
(125,325)

Taxes on income (benefit)                312,166       54,718           0
(51,789)
                                     -----------   ----------  ----------
----------
Net income (loss)                    $   527,034   $  111,373  $ (529,182)   $
(73,536)
                                     ===========   ==========  ==========
==========

Earnings (loss) per common share     $      0.09   $     0.02  $    (0.20)   $
  (0.05)
                                     ===========   ==========  ==========
==========

Weighted average common shares and
  share equivalents outstanding        4,804,292    4,786,126   2,688,927
1,434,466
                                     ===========   ==========  ==========
==========












The accompanying notes are an integral part of these financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           SUBSCRIBED
                                 COMMON STOCK             COMMON STOCK
ADDITIONAL
                           ----------------------    ---------------------
PAID-IN
                             SHARES       AMOUNT      SHARES      AMOUNT
CAPITAL
                           -----------   --------    ---------   ---------
----------
Balance, January 1,
 1993                            6,900   $  6,900            0   $       0   $
      0
 Acquisition of CMI         16,315,034     16,315      150,000          75
517,939
 Recapitalization               (6,900)   (23,215)           0         (75)
(517,939)
 Issuance of stock             180,045         33     (150,000)          0
  4,967
 Contribution of stock               0          0            0           0
      0
 1-for-13 reverse stock
   split                   (15,226,227)       (30)           0           0
     30
 Conversion of Class A
   preferred stock             365,704        366            0           0
 27,226
 Conversion of Class C
   preferred stock             846,669        847            0           0
404,356
 Issuance of Class E
   preferred stock in
   exchange for common
   stock                      (172,986)       (87)           0            0
(295,656)
 Net loss                            0           0           0            0
      0
                           -----------   ---------    --------    ---------
---------
Balance, December 31,
 1993                        2,308,239       1,129           0            0
140,923
 Conversion of Class A
  preferred stock              219,182         220           0            0
 39,557
 Conversion of Class B
  preferred stock               33,333          33           0            0
    (33)
 Converson of Class D
  preferred stock and
  warrants                     238,450         238           0            0
 75,212
 Conversion of Class E
  preferred stock              172,986         173           0            0
295,569
 Conversion of Class One
  preferred stock            2,000,000       2,000           0            0
370,844
  Net loss                           0           0           0            0
      0
                           -----------   ---------    --------    ---------
---------

Balance, December 31,
 1994                        4,972,190      3,793            0            0
 922,072
 Issuance of Series A
  preferred stock                    0          0            0            0
(214,997)
 Exercise of common
  stock options                 15,385         15            0            0
  19,985
 Correction of Class A
  preferred stock conver-
  sion                             255          0            0            0
       0
 Redemption of Class A
  warrants                           0          0            0            0
     (40)
 Tax benefit from utiliza-
  tion of net operating
  loss carryforward                  0          0            0            0
  54,718
                                    F-6

 Retirement of treasury
  stock                       (414,230)         0            0            0
       0
 Net income                          0          0            0            0
       0
                           -----------   ---------    --------    ---------
---------

Balance, June 30, 1995       4,573,600       3,808           0            0
 781,738
 Issuance of stock             352,018         353           0            0
2,045,753
 Exercise of common stock
  options                       25,000          25           0            0
  49,975
 1.05-for-1 forward stock
  split                        247,601         247           0            0
    (247)
 Correction of preferred
  stock                         16,004          16           0            0
     (16)
 Short-swing liability from
  a shareholder                      0           0           0            0
  36,531
 Preferred dividends in
  arrears                            0           0           0            0
(128,000)
 Tax benefit from utilization
  of net operating loss
  carryforward                       0           0           0            0
 125,962
 Net income                          0           0           0            0
       0
                           -----------   ---------    --------    ---------
---------

Balance, June 30, 1996       5,214,223   $   4,449            0   $        0
$2,911,696
































The accompanying notes are an integral part of these financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

CONVERTIBLE
                                                                   PREFERRED
STOCK
                            RETAINED      TREASURY STOCK                SERIES
A
                            EARNINGS    ---------------------
-------------------
                            (DEFICIT)     SHARES      AMOUNT     SHARES
AMOUNT
                           -----------  -----------   -------    -------
----------
Balance, January 1,
 1993                      $   287,099           0    $     0          0   $
    0
 Acquisition of CMI         (1,039,673)          0          0          0
    0
 Recapitalization            1,039,673           0          0          0
    0
 Issuance of stock                   0           0          0          0
    0
 Contribution of stock               0   5,385,000          0          0
    0
 1-for-13 reverse stock
  split                              0  (4,970,770)         0          0
    0
 Conversion of Class A
  preferred stock              (27,592)          0          0          0
    0
 Conversion of Class C
  preferred stock                    0           0          0          0
    0
 Issuance of Class E
  preferred stock in
  exchange for common
  stock                              0           0          0          0
    0
 Net loss                      (73,536)          0          0          0
    0
                           -----------  -----------   -------    -------
----------

Balance, December 31,
 1993                          185,971      414,230         0          0
    0
 Conversion of Class A
  preferred stock              (14,777)          0          0          0
    0
 Conversion of Class B
  preferred stock                    0           0          0          0
    0
 Converson of Class D
  preferred stock
  and warrants                 (47,794)          0          0          0
    0
 Conversion of Class E
  preferred stock                    0           0          0          0
    0
 Conversion of Class One
  preferred stock                    0           0          0          0
    0
 Net loss                     (529,182)          0          0          0
    0
                           -----------  -----------   -------    -------
----------

Balance, December 31,
 1994                         (405,782)    414,230          0          0
    0
 Issuance of Series A
  preferred stock                    0           0          0    600,000
2,400,000
 Exercise of common
  stock options                      0           0          0          0
    0
 Correction of Class A
  preferred stock
  conversion                         0            0          0         0
    0
 Redemption of Class A
  warrants                           0            0          0         0
    0


 Tax benefit from utili-
  zation of net operating
  loss carryforward                  0            0          0         0
    0
 Retirement of treasury
  stock                              0     (414,230)         0         0
    0
 Net income                     11,373            0          0         0
    0
                            -----------  -----------   -------    -------
----------

Balance, June 30, 1995       (294,409)            0          0    600,000
2,400,000
 Issuance of stock                  0             0          0          0
    0
 Exercise of common stock
  options                           0             0          0          0
    0
 1.05-for-1 forward stock
  split                             0             0          0          0
    0
 Correction of preferred
  stock                             0             0          0          0
    0
 Short-swing liability
  from a shareholder                0             0          0          0
    0
 Preferred dividends in
  arrears                           0             0          0          0
128,000
 Tax benefit from utili-
  zation of net operating
  loss carryforward                 0             0          0          0
    0
 Net income                   527,034             0          0          0
    0
                           -----------  -----------    -------    -------
----------

Balance, June 30, 1996     $  232,625             0    $     0    600,000
$2,528,000





























The accompanying notes are an integral part of these financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                               REDEEMABLE CUMULATIVE            CONVERTIBLE
                                 PREFERRED STOCK              PREFERRED STOCK
                                    CLASS D                      CLASS ONE
                              -----------------------
-----------------------
                              SHARES        AMOUNT         SHARES
AMOUNT
                             ---------     ----------     ---------
---------
Balance, January 1, 1993             0     $        0             0     $
0
 Acquisition of CMI          1,000,000              0             0
0
 Recapitalization                    0              0             0
0
 Issuance of stock              74,176        400,500             0
0
 Contribution of stock               0              0             0
0
 1-for-13 reverse stock
  split                              0              0             0
0
 Conversion of Class A
  preferred stock                    0              0             0
0
 Issuance of Class E
  preferred stock in
  exchange for common stock          0              0             0
0
 Net loss                            0              0             0
0
                             ---------     ----------     ---------
---------

Balance, December 31, 1993   1,074,176        400,500             0
0
 Conversion of Class A
  preferred stock                    0              0             0
0
 Conversion of Class B
  preferred stock                    0              0             0
0
 Converson of Class D
  preferred stock and
  warrants                  (1,074,176)      (400,500)    2,000,000
372,844
 Conversion of Class E
  preferred stock                    0              0             0
0
 Conversion of Class One
  preferred stock                    0              0    (2,000,000)
(372,844)
 Net loss                            0              0             0
0
                             ---------     ----------     ---------
---------

Balance, December 31, 1994           0              0             0
0
 Issuance of Series A
  preferred stock                    0              0             0
0
 Exercise of common stock
  options                            0              0             0
0
 Correction of Class A
  preferred stock conversion         0              0             0
0
 Redemption of Class A
  warrants                           0              0             0
0
 Tax benefit from utilization
  of net operating loss
  carryforward                       0              0             0
0
 Retirement of treasury stock        0              0             0
0
 Net income                          0              0             0
0
                             ---------     ----------     ---------
---------



                                   F-10
Balance, June 30, 1995               0              0             0
0
 Issuance of stock                   0              0             0
0
 Exercise of common stock
  options                            0              0             0
0
 1.05-for-1 forward stock
  split                              0              0             0
0
 Correction of preferred
  stock                              0              0             0
0
 Short-swing liability from
  a shareholder                      0              0             0
0
 Preferred dividends in
  arrears                            0              0             0
0
 Tax benefit from utilization
  of net operating loss
  carryforward                       0              0             0
0
 Net income                          0              0             0
0
                             ---------     ----------     ---------
---------

Balance, June 30, 1996               0     $        0             0     $
0






































The accompanying notes are an integral part of these financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                                   CONVERTIBLE                  CONVERTIBLE
                                 PREFERRED STOCK              PREFERRED STOCK
                                     CLASS A                      CLASS B
                             ------------------------
-----------------------
                              SHARES         AMOUNT        SHARES
AMOUNT
                             ---------     ----------     ---------
---------

Balance, January 1, 1993             0      $     0               0     $
0
 Acquisition of CMI             36,325       33,919               2
100,000
 Recapitalization                    0      (33,919)              0
(100,000)
 Issuance of stock             334,319       25,000               0
0
 Contribution of stock               0            0               0
0
 1-for-13 reverse stock
  split                              0            0               0
0
 Conversion of Class A
  preferred stock             (271,119)           0               0
0
 Issuance of Class E
  preferred stock in
  exchange for common stock          0            0               0
0
 Net loss                            0            0               0
0
                             ---------     --------       ---------
---------

Balance, December 31, 1993      99,525       25,000               2
0
 Conversion of Class A
  preferred stock              (99,525)     (25,000)              0
0
 Conversion of Class B
  preferred stock                    0            0              (2)
0
 Converson of Class D
  preferred stock and
  warrants                           0            0               0
0
 Conversion of Class E
  preferred stock                    0            0               0
0
 Conversion of Class
  One preferred stock                0            0               0
0
 Net loss                            0            0               0
0
                             ---------     --------       ---------
---------

Balance, December 31, 1994           0            0               0
0
 Issuance of Series A
  preferred stock                    0            0               0
0
 Exercise of common stock
  options                            0            0               0
0
 Correction of Class A
  preferred stock conversion         0            0               0
0
 Redemption of Class A
  warrants                           0            0               0
0
 Tax benefit from utiliza-
  tion of net operating
  loss carryforward                  0            0               0
0
 Retirement of treasury stock        0            0               0
0
 Net income                          0            0               0
0
                             ---------     --------       ---------
---------

Balance, June 30, 1995               0            0               0
0
 Issuance of stock                   0            0               0
0
 Exercise of common stock
  options                            0            0               0
0
 1.05-for-1 forward stock
  split                              0            0               0
0
 Correction of preferred
  stock                              0            0               0
0
 Short-swing liability from
  a shareholder                      0            0               0
0
 Tax benefit from utiliza-
  tion of net operating
  loss carryforward                  0            0               0
0
 Net income                          0            0               0
0
                             ---------     --------       ---------
---------

Balance, June 30, 1996               0     $      0               0     $
0







































The accompanying notes are an integral part of these financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                             CONVERTIBLE CUMULATIVE               CLASS C
                                 PREFERRED STOCK              PREFERRED STOCK
                                     CLASS C                      SERIES E
                             ------------------------
-----------------------
                              SHARES         AMOUNT        SHARES
AMOUNT
                             ---------     ----------     ---------
---------
Balance, January 1, 1993            0       $       0             0      $
0
 Acquisition of CMI           666,669               0       325,000
0
 Recapitalization                   0         (74,797)            0
0
 Issuance of stock                  0               0             0
0
 Issuance of stock in
  satisfaction of loans       180,000         480,000             0
0
 Conversion of Class A
  preferred stock                   0               0             0
0
 Conversion of Class C
  preferred stock            (846,669)       (405,203)            0
0
 Issuance of Class E
  preferred stock in
  exchange for common stock         0               0             0
0
 Acquisition and retirement
  of stock                          0               0      (325,000)
0
 Net loss                           0               0             0
0
                             ---------     ----------     ---------
---------

Balance, December 31, 1993          0               0             0
0
 Conversion of Class A
  preferred stock                   0               0             0
0
 Conversion of Class B
  preferred stock                   0               0             0
0
 Converson of Class D
  preferred stock and warrants      0               0             0
0
 Conversion of Class E
  preferred stock                   0               0             0
0
 Conversion of Class One
  preferred stock                   0               0             0
0
 Net loss                           0               0             0
0
                             ---------     ----------     ---------
---------

Balance, December 31, 1994          0               0             0
0
 Issuance of Series A
  preferred stock                   0               0             0
0
 Exercise of common stock
  options                           0               0             0
0

 Correction of Class A
  preferred stock conversion        0               0             0
0
 Redemption of Class A
  warrants                          0               0             0
0
 Tax benefit from utilization
  of net operating loss
  carryforward                      0               0             0
0
 Retirement of treasury stock       0               0             0
0
 Net income                         0               0             0
0
                             ---------     ----------     ---------
---------

Balance, June 30, 1995              0               0             0
0
 Issuance of stock                  0               0             0
0
 Exercise of common stock
  options                           0               0             0
0
 1.05-for-1 forward stock
  split                             0               0             0
0
 Correction of preferred
  stock                             0               0             0
0
 Short-swing liability from
  a shareholder                     0               0             0
0
 Preferred dividends in
  arrears                           0               0             0
0
 Tax benefit from utiliza-
  tion of net operating loss
  carryforward                      0               0             0
0
 Net income                         0               0             0
0
                             ---------     ----------     ---------
---------

Balance, June 30, 1996              0      $        0             0     $
0





































The accompanying notes are an integral part of these financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                                    SUBSCRIBED                 CONVERTIBLE
                                 PREFERRED STOCK              PREFERRED STOCK
                                     CLASS A                      CLASS E
                             ------------------------
-----------------------
                              SHARES         AMOUNT        SHARES
AMOUNT
                             ---------     ----------     ---------
---------
Balance, January 1, 1993            0       $       0             0      $
0
 Acquisition of CMI           309,319         289,728             0
0
 Recapitalization                   0        (289,728)            0
0
 Issuance of stock           (309,319)              0             0
0
 Issuance of stock in
  satisfaction of loans             0               0             0
0
 Conversion of Class A
  preferred stock                   0               0             0
0
 Conversion of Class C
  preferred stock                   0               0             0
0
 Issuance of Class E
  preferred stock in
  exchange for common stock         0               0       172,986
295,742
 Acquisition and retirement
  of stock                          0               0             0
0
 Net loss                           0               0             0
0
                             ---------     ----------     ---------
---------

Balance, December 31, 1993          0               0       172,986
295,742
 Conversion of Class A
  preferred stock                   0               0             0
0
 Conversion of Class B
  preferred stock                   0               0             0
0
 Converson of Class D
  preferred stock and warrants      0               0             0
0
 Conversion of Class E
  preferred stock                   0               0      (172,986)
(295,742)
 Conversion of Class One
  preferred stock                   0               0             0
0
 Net loss                           0               0             0
0
                             ---------     ----------     ---------
---------

Balance, December 31, 1994          0               0             0
0
 Issuance of Series A
  preferred stock                   0               0             0
0
 Exercise of common stock
  options                           0               0             0
0
 Correction of Class A
  preferred stock conversion        0               0             0
0
 Redemption of Class A
  warrants                          0               0             0
0
 Tax benefit from utilization
  of net operating loss
  carryforward                      0               0             0
0
 Retirement of treasury stock       0               0             0
0
 Net income                         0               0             0
0
                             ---------     ----------     ---------
---------

Balance, June 30, 1995              0               0             0
0
 Issuance of stock                  0               0             0
0
 Exercise of common stock
  options                           0               0             0
0
 1.05-for-1 forward stock
  split                             0               0             0
0
 Correction of preferred
  stock                             0               0             0
0
 Short-swing liability from
  a shareholder                     0               0             0
0
 Tax benefit from utilization
  of net operating loss
  carryforward                      0               0             0
0
 Net income                         0               0             0
0
                             ---------     ----------     ---------
---------

Balance, June 30, 1996              0      $        0             0     $
0







































The accompanying notes are an integral part of these financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   SIX MONTHS
                                    YEAR ENDED        ENDED       YEAR ENDED
DECEMBER 31,
                                      JUNE 30,       JUNE 30,
-----------------------
                                        1996           1995          1994
 1993
                                    ------------   ------------   ----------
----------
Cash flows from operating
 activities:
  Net income (loss)                 $   527,034    $   111,373    $(529,182)
$ (73,536)
  Adjustments to reconcile
   net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization        255,757         51,670       98,684
  53,397
   Offering costs                             0              0      305,731
       0
   Tax benefit from utilization
    of net operating loss
    carryforward                        207,990         54,718            0
       0
   Cash provided by (used in):
    Accounts receivable              (1,364,353)    (1,123,856)     (34,558)
 (12,505)
    Inventories                        (318,832)      (908,317)      33,978
  50,654
    Refundable income taxes             (10,726)        (2,500)      90,941
 (99,121)
    Prepaid expenses and other           32,059        (61,325)      (6,189)
  (6,805)
    Accounts payable                    402,534        767,004       23,263
 (74,444)
    Accrued expenses                    144,490         80,835      (10,801)
 (46,924)
                                   -------------  -------------   ----------
----------
     Net cash used in operating
     activities                        (124,047)    (1,030,398)     (28,133)
(209,284)
                                   -------------  -------------   ----------
----------

Cash flows from investing
 activities:
  Purchases of property and
   equipment                           (749,163)      (304,762)     (46,181)
(123,917)
  Cash acquired from acquisition              0              0            0
     778
  Decrease (increase) in due
    from parent                         550,004     (1,168,901)           0
       0
  Deposit on equipment                        0       (228,282)           0
       0
  Decrease (increase) in
   other assets                               0              0          555
  (1,055)
  Acquisition of AmeriDyne,
   net of cash acquired                (322,297)             0            0
       0
                                   -------------  -------------   ----------
----------
     Net cash used in investing
     activities                        (521,456)    (1,701,945)     (45,626)
 (24,194)
                                   -------------  -------------   ----------
----------
Cash flows from financing
 activities:
  Deferred offering costs                      0              0     (59,990)
 (138,136)
  Proceeds from issuance of notes
   payable to bank                     1,295,635              0           0
   80,000
  Proceeds (repayments) on notes
   payable to bank                      (686,679)       189,671     (42,177)
  100,000
  Increase (decrease) in due to
   parent                                      0       (165,000)    165,000
        0

  Proceeds from issuance of
   long-term debt                              0        482,622           0
        0
  Payments of long-term debt                   0        (34,328)          0
        0
  Payments on loans to
   stockholder                                 0              0           0
  (23,420)
  Proceeds from issuance of
   stock                                       0              0           0
  430,500
  Proceeds from issuance of
   preferred stock, net of
   offering costs                              0      2,196,447           0
        0
  Exercise of stock options               50,000         20,000           0
        0
  Redemption of Class A
   warrants                                    0            (40)          0
        0
  Payment of short-swing
   liability by a shareholder             36,531              0           0
        0
                                   -------------  -------------   ----------
----------
     Net cash provided by
     financing activities                695,487      2,689,372       62,833
  448,944
                                   -------------  -------------   ----------
----------
Net increase (decrease)
in cash                                   49,984        (42,971)     (10,926)
  115,466

Cash, beginning of period                 96,235        139,206      150,132
   34,666
                                   -------------  -------------   ----------
----------
Cash, end of period                $     146,219  $      96,235   $  139,206
$  150,132































The accompanying notes are an integral part of these financial statement.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The consolidated financial statements include the accounts of Contour Medical, Inc. (CMI) and its wholly owned subsidiaries, Contour Fabricators, Inc. (CFI), Contour Fabricators of Florida, Inc. (CFFI), and AmeriDyne Corporation (AmeriDyne), collectively referred to as "the Company." All material intercompany accounts and transactions have been eliminated in the consolidation. CMI is a majority owned subsidiary of Retirement Care Associates, Inc. (Parent Company).

Inventories - Inventories are valued at the lower of cost (first-in, first-out) or market. AmeriDyne inventories are valued at the lower of average cost or market.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by accelerated methods for financial reporting and income tax purposes.

Goodwill - The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of AmeriDyne acquired in a purchase transaction. Goodwill is being amortized on the straight-line method over 40 years. Amortization charged to continuing operations amounted to $11,261 for the year ended June 30, 1996. The Company periodically reviews goodwill to assess recoverability, and any impairment would be recognized in operating results if a permanent diminution in value were to occur.

Offering Costs - Fees, costs and expenses related to offerings of securities are deferred and charged against the proceeds therefrom or, if the offering is unsuccessful, charged to operations. Costs of $257,185 related to a proposed public offering were deferred at December 31, 1993 and charged to operations in the second quarter of 1994, when the offering was abandoned. Deferred costs at
December 31, 1994, related to the private placement discussed in Note 9, were charged against the proceeds therefrom in 1995.

Change in Method of Accounting for Income Taxes - Effective January 1, 1993, the
Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109), which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Revenue Recognition - Sales are recognized upon shipment of products to customers.

Earnings (Loss) Per Share - Earnings (loss) per common share are based on the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period, after giving effect to the one-for-thirteen reverse stock split which occurred in 1993, and the 1.05-for-1 forward stock split which occurred in 1996.  Common stock equivalents for
1996,
1995, 1994 and 1993 have not been included, since the effect would be antidilutive. Cumulative dividends in arrears of $96,000 and $32,000 related to the Company's Class A preferred stock (see Note 9) have been deducted from
1996
and 1995 net income for the calculation of earnings per common share, respectively.
                               F-20

Change in Year-End - The Company changed its fiscal year-end from December 31 to
June 30 during 1995. Accordingly, the June 30, 1995 statements of operations, stockholders' equity and cash flows are for the six months then ended.

Use of Estimates - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of consolidated revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Pronouncements - The Financial Accounting Standards Board has released Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No.121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This standard would be effective for the company's fiscal year ended June 30, 1997.

The Financial Accounting Standards Board also released SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 encourages, but does not require, companies to recognize compensation expense based on the fair value of grants of stock, stock options, and other equity investments to employees. Although expense recognition for employee stock-based compensation is not mandatory, SFAS
No. 123 requires that companies not adopting must disclose pro forma net income and earnings per share. The Company will continue to apply the prior accounting rules and make pro forma disclosures. This standard would be effective for the
Company's fiscal year ending June 30, 1997.

2.   ORGANIZATION AND BUSINESS ACQUISITION:

Contour Fabricators, Inc., incorporated in March 1974 and located in Grand Blanc, Michigan, manufactures orthopedic devices used in rehabilitative therapy procedures and positioning aids for imaging procedures. Contour Fabricators of
Florida, Inc., incorporated in December 1984 and located in St. Petersburg, Florida, manufactures disposable medical products, which consist primarily of plastic and foam items for use in surgical and other special medical procedures.

Contour Medical, Inc. (formerly Associated Healthcare Industries, Inc.) was incorporated in Nevada in April 1987 as a "blank check" company and in 1989 conducted an initial public offering. In May 1993, effective as of January 1, 1993, the stockholders of CFI and CFFI received, in exchange for all their shares, the following from CMI: 1,000,000 shares of Class D redeemable preferred stock, 666,669 shares of Class C convertible preferred stock and 666,666 Class D warrants. Through December 31, 1992, CMI was a development stage company in the health care industry. As a result of this acquisition, the stockholders of CFI and CFFI had effectively acquired CMI and control thereof. Accordingly, this acquisition was accounted for as a reverse acquisition and the financial statements have been prepared as if the entities had operated as a single entity effective as of January 1, 1993.
The operating results of CMI are included in the accompanying consolidated financial statements since January 1, 1993.

Beginning in 1995, CMI established a medical supply distribution business to service Parent Company health care facilities. CMI also distributes medical supplies to other nursing home operators and health care providers.

3.   RELATED PARTY TRANSACTIONS:

During 1995, CMI began distributing medical supplies to health care facilities owned, leased or managed by the Parent Company. Sales to these facilities approximated $5,456,000 for the year ended June 30, 1996, and $1,426,000 for the six-month period ended June 30, 1995. Trade accounts receivable of approximately $1,918,000 and $943,000 related to these health care facility sales are outstanding as of June 30, 1996 and 1995, respectively. Additionally, the Company had an outstanding loan receivable due from its Parent Company of approximately $619,000 and $1,169,000 as of June 30, 1996 and 1995, respectively, which is due on demand with no stated interest rate.

4.   INVENTORIES:

Inventories at June 30, 1996 and 1995 consisted of the following:

                                                 1996              1995
     Raw materials                         $    330,699      $    259,952
     Work in process                             96,647            58,704
     Finished goods                           2,449,446           978,738
                                           $  2,876,792      $  1,297,394

All inventories are pledged as collateral (see Note 6).

5.   PROPERTY AND EQUIPMENT:

Property and equipment at June 30, 1996 and 1995 consisted of the following:

                             Useful Lives           1996             1995

Land                                            $    50,000      $    50,000
Building                       5-45 yrs.            596,247          596,247
Machinery and equipment         3-7 yrs.          1,798,520        1,034,568
Furniture and fixtures          5-7 yrs.            146,536          124,651
Leasehold improvements            5 yrs.            251,352           13,923
Vehicles                        3-5 yrs.             72,245            9,109
                                                  2,914,900        1,828,498
Less accumulated depreciation                     1,691,705        1,236,255
                                                $ 1,223,195      $   592,243

All property and equipment are pledged as collateral (see Note 6).

6.   NOTES PAYABLE:

Notes payable at June 30, 1996 and 1995 consisted of the following:

                                                        1996          1995
Note payable to bank, interest at prime
plus 1% (9.25% at June 30, 1996), principal
of $5,000 plus interest due monthly
through June 2000, collateralized by
equipment                                          $    217,559  $    300,000

Note payable to bank, interest at prime plus
 .75% (9.00% at June 30, 1996) principal of
$7,605 plus interest due monthly through
May 2000, collateralized by accounts
receivable, inventory, equipment and real
property                                                496,171       182,622

Mortgage payable to bank, bearing interest
at 8.58%, principal and interest of $6,793
due monthly through December 2003,
collateralized by accounts receivable,
inventory, equipment and real property                  456,233       491,662

Mortgage payable to bank, interest at
prime plus .75% (9.00% at June 30,
1996), principal of $1,190 plus interest
due monthly through December 2000,
collateralized by accounts receivable,
inventory, equipment and real property                   64,284        78,571

Borrowings under $100,000 line of credit,
interest at prime plus .75% (9.00% at
June 30, 1996), payable monthly,
collateralized by accounts receivable,
inventory, equipment, and real property                  65,000             0

Note payable to bank, interest at prime plus
1% (10% at June 30, 1995), principal and
interest of $1,667 due monthly through
August 1996, collateralized by accounts
receivable, inventory and equipment                           0        23,333

Note payable to bank, interest at 8.75%,
principal and interest at $1,282 due
monthly through April 2001, collateralized
by equipment                                             60,436             0

Borrowings under  $250,000 line of credit,
interest at prime plus 1% (10% at June 30,
1995) payable monthly, collateralized by
accounts receivable and inventory                             0       245,600

Borrowings under $500,000 line of credit,
interest at prime plus .25% (8.5% at June 30,
1996) payable monthly, collateralized by
accounts receivable, inventory and equipment,
and guarantees by Retirement Care Associates, Inc.      433,535             0

Note payable to leasing institution, interest
at 14.6%, monthly installments of $309 plus
sales tax.  Matures June 1997, collateralized
by computer equipment                                     2,924             0

Note payable to equipment company, interest at
11%, monthly installments of $533 including
interest.  Matures December 1997,
collateralized by equipment                               8,805             0

Note payable to stockholder, interest at 10%,
principal and interest of $5,693, due monthly
through March 1999.                                $    163,646        $    0

Note payable to bank, interest at 9%,
principal and interest of $3,600 due monthly
through May 1997, collateralized by accounts
receivable, inventory, furniture, fixtures,
equipment, machinery, bank accounts, and
guarantees of Retirement Care Associates, Inc.           38,924             0

Note payable to bank, interest at 9%,
principal and interest of $5,266 due monthly
through October 1997, collateralized by accounts
receivable, inventory, furniture, fixtures,
equipment, machinery, bank accounts, and
guarantees of Retirement Care Associates, Inc.          212,613             0

Borrowings under $975,000 line of credit,
interest at prime plus 1.25% (9.5% at June 30,
1996).  Principal is due on demand but no later
than May 15, 1997.  Collateralized by accounts
receivable, inventory, furniture, fixtures,
equipment, machinery, bank accounts, and
guarantees of Retirement Care Associates, Inc.          958,000             0

                                                      3,178,130     1,321,788

Less current maturities                              (1,825,193)     (414,077)

                                                  $   1,352,937   $   907,711

Certain of the above agreements contain financial and operating covenants, including requirements that the Company maintain certain net worth levels, and current and debt-to-net worth ratios. The Company was in compliance with all debt covenants as of June 30, 1996.

The aggregate maturities of long-term debt are as follows as of June 30, 1996:

               1997                               $    1,825,193
               1998                                      468,665
               1999                                      303,777
               2000                                      491,884
               2001                                       83,674

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value is defined as the price at which a financial instrument could be liquidated in an orderly manner over a reasonable time period under present market conditions. The rates of the Company's fixed obligations approximate those rates of the adjustable loans. Therefore, the fair value of these loans has been estimated to be approximately equal to their carrying value.

7.   COMMITMENTS AND CONTINGENCIES:

The Company is obligated under various noncancelable leases for equipment and office space. Future minimum lease commitments under operating leases were as follows as of June 30, 1996.

               1997                                     $    389,974
               1998                                          412,224
               1999                                          385,974
               2000                                          307,224
               2001                                          305,062

Total rental expense was approximately $349,600, $145,500, $203,000, and $189,500 for the year ending June 30, 1996, the six-month period ended June 30, 1995, and the years ended December 31, 1994 and 1993, respectively.

Employment Agreement - The Company has entered into an employment agreement with a key executive for a five-year period ending in June 1998. The agreement provides for annual base compensation of $100,000.

Litigation - During 1994, the Company was a defendant in an employment injury lawsuit filed by one of its employees. The Company settled this dispute for approximately $30,000.

The Company was a defendant in a lawsuit filed by one of its former employees for wrongful discharge of employment. During the year ended December 31, 1993, the Company settled this dispute for $85,000.

8.   INCOME TAXES:

Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

The components of the provisions for income taxes for the year ended June 30, 1996 are as follows:

     Current:
       Federal                            $  161,951
       State                                  28,101

         Total current                       190,052

     Deferred:
       Federal                               104,266
       State                                  17,848

         Total deferred                      122,114

         Total tax provision              $  312,166

Deferred tax assets for the year ended June 30, 1996 are as follows:

     Deferred tax assets:
       Allowance for bad debts            $  164,048
       Net operating losses                  355,108

         Total gross deferred tax assets     519,158

     Less valuation allowance               (355,108)

         Net deferred tax assets          $  164,048

As of June 30, 1996, the Company had net operating loss carryforwards for tax purposes, expiring during the years 2007 and 2009, of approximately $944,000, which includes approximately $516,000 attributable to Contour Medical, inc.
(CMI) for the period prior to January 1, 1993. Due to certain change of ownership requirements of Section 382 of the Internal Revenue Code, utilization of the Company's operating losses is expected to be limited to approximately $414,000 per year. The deferred tax asset related to the tax benefit of these losses has been offset by a valuation allowance due to uncertainty of realization. The valuation allowance decreased approximately $112,000 during 1996.

The income tax benefit arising from any utilization of the net operating losses attributable to CMI will be credited to additional paid-in capital when recognized. During 1996, the income tax benefit of utilization of net operating losses attributable to CMI of approximately $126,000 were credited to paid-in capital.

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

                                            Six
                                  Year     Months
                                  Ended     Ended
                                 June 30,  June 30,   Year Ended December 31,
                                   1996      1996       1994         1993
Taxes on Income (benefit)
  at statutory rate               34.00%     34.00%    (34.00)%     (34.00)%
State income taxes, net of
  federal tax benefit              3.60%      3.10%         0          1.00%
Carryforward of net
  operating loss                      0     (9.90)%         0             0
Carryback of net
  operating loss                      0          0          0        (8.30)%
Losses not available for
  carryback                           0          0      34.00%            0
Other                            (0.04)%      5.00%         0             0

                                 37.56%      32.20%      0.00%      (41.30)%

9.   CAPITAL STOCK:

Stock Bonus Plan - In March 1993, the Company adopted a non-qualified employee stock bonus plan. The Plan provides for the granting of up to 1,000,000 options for the purchase of the Company's common stock to eligible employees at purchase prices of at least $.01 per share. Options awarded under the Plan vest over a three-year period from the date of grant and are exercisable over a five-year period from the date of grant.

Changes in options outstanding are summarized as follows:
                                                              Option Price
                                                    Shares      per Share

     Balance, January 1, 1993                       15,386        $1.30
       Granted                                     250,000        $2.00

     Balance, December 31, 1993                    265,386      $1.30-$2.00
       Granted                                     100,000        $2.25

     Balance, December 31, 1994                    365,386      $1.30-$2.25
       Granted                                      50,000        $3.90
       Exercised                                   (15,385)       $1.30
       Canceled                                         (1)       $1.30

     Balance, June 30, 1995                        400,000      $2.00-$3.90
       Granted                                      45,000        $4.11
       Exercised                                   (25,000)       $2.00
       Stock split                                  23,500

     Balance, June 30, 1996                        443,500      $1.88-$4.11

All of the above options were granted with an exercise price above fair market value at the date of grant. In addition, 351,249 options were exercisable at June 30, 1996. In addition, 959,615 common shares are reserved for future issuance under this plan.

Stock Option Plan - In February 1996, the Company adopted the 1996 Stock
Option
Plan (the "1996 Plan"). The 1996 Plan must be approved by the Company's shareholders within 12 months of February 1, 1996. The 1996 Plan allows the Board of Directors to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board of Directors has the right to determine, at the time of option, whether the option will be an Incentive Stock Option or an option which is not an Incentive
Stock Option. Vesting provisions are determined by the Board of Directors at the time the options are granted. The 1996 Plan provides for the granting of up to 315,000 options for the purchase of the Company's common stock.

Changes in options outstanding are summarized as follows:
                                                                Option Price
                                             Shares              per Share

     Balance, June 30, 1995                      -                     -
          Granted                            160,000             $4.643-$5.75
          Stock split                          4,250

     Balance, June 30, 1996                  164,250             $4.643-$5.75

All of the above options were granted with an exercise price above fair market value at the time of grant. In addition, none of the options were exercisable at June 30, 1996 and 315,000 common shares are reserved for future issuance under this plan.

Stock Split - In March 1993, the Board of Directors authorized a 1-for-13 reverse stock split of its common stock effective June 30, 1993. All common shares and per share amounts have been retroactively adjusted to give effect to the reverse stock split. In February 1996, the Board of Directors authorized a 1.05-for-1 forward stock split of its common stock effective March 1996. All common shares and per share amounts have been retroactively adjusted to give effect to the forward stock split.

Stock Warrants - At June 30, 1996, the Company had 969,225 stock warrants outstanding. Information relating to these warrants is summarized as follows:

                                                   Number of
                                                     Common      Exercise
                     Expiration       Number of    Shares Per    Price Per
   Type                 Date           Warrants     Warrant      Warrant

 Class B              July 1996        119,225        1.05        $4.50
 Class C              Feb. 1999        300,000        1.05        $4.50
 Consultant           Oct. 1997        300,000        1.05        $1.50
 Consultant           Oct. 1999        200,000        1.05        $3.00
 Consultant           Oct. 1997         50,000        1.05        $3.00

The Class B warrants are redeemable by the Company under certain circumstances.
Of the total outstanding warrants, 969,225 were exercisable at June 30, 1996. In addition, 1,017,686 common shares are reserved for future issuance related to these warrants.

Change of Control - On September 30, 1994, Retirement Care Associates, Inc. (Retirement Care) acquired 889,002 shares of the Company's outstanding common stock and 2,000,000 shares of the Company's Class One Convertible Preferred Stock from three persons who were officers and directors of the Company. Subsequently, Retirement Care converted the Class One Convertible Preferred Stock into 2,100,000 shares of common stock.

Class One Convertible Preferred Stock - During 1994, the holders of 1,000,000 shares of Class D Redeemable Cumulative Preferred Stock exchanged their shares for 2,000,000 shares of newly created no par Class One Convertible Preferred stock. The Class One Preferred Stock had a liquidation preference of $3.00 per share. Each Class One Preferred Share was convertible into 1.05 shares of the Company's common stock. All 2,000,000 shares of Class One Preferred Stock were converted into 2,100,000 shares of common stock in November 1994.

Class A Convertible Preferred Stock - During 1994, 99,525 shares of Class A Convertible Preferred stock were converted into 230,141 shares of common stock.
The conversion included a stock dividend of $14,777 for dividends in arrears through the date of conversion.

Class B Convertible Preferred Stock - During 1994, two shares of Class B Convertible Preferred Stock were converted into 35,000 shares of common stock.

Class D Redeemable Cumulative Preferred Stock - In April 1994, 74,176 shares of
Class D Redeemable Cumulative Preferred Stock and 148,345 Class D Warrants were converted into 250,354 shares of common stock and 119,225 Class B warrants.
In
addition, 1,000,000 shares of Class D Redeemable Cumulative Preferred stock and
846,667 Class D warrants were converted into 2,000,000 shares of a new Class
One
Convertible Preferred Stock. In November 1994, the Class One shares were converted into 2,100,000 shares of common stock. These conversions included a stock dividend of $47,794 for dividends in arrears through the date of conversion.

Class E Convertible Preferred Stock - In April 1994, 172,986 shares of Class E Convertible Preferred Stock were converted into 181,635 shares of common stock.

Series A Convertible Preferred Stock and Class C Warrants - During 1995, the Company completed a private placement of its securities consisting of 60 units sold at a price of $40,000 per unit. Each unit sold in the private placement consisted of 10,000 shares of the Company's Series A Convertible Preferred Stock and 5,000 Class C Redeemable Common Stock Purchase Warrants. Each share of Series A Preferred Stock has a $4 liquidation preference and is convertible into
1.05 shares of the Company's common stock beginning in May 1996.
Additionally,
the holders of the Series A Preferred Stock are entitled to receive annual cash dividends (payable semiannually) of 4% of the liquidation preference of the stock, or $.16 per share, on a cumulative basis from the date of issuance. At June 30, 1996, cumulative dividends in arrears related to the Series A Preferred
Stock amounted to $128,000 ($.21 per share). The Series A Preferred Stock may be redeemed by the Company at $4 per share plus dividends in arrears beginning in May 1999. In addition, 1,328,250 common shares are reserved for future issuance upon conversion of the total authorized Series A preferred stock.

Preferred Stock Cancellation - Subsequent to the conversion of the preferred stock classes, the Company canceled the Class A, Class B, Class C, Class E and Class One Convertible Preferred Stock and the Class D Redeemable Convertible Preferred Stock.

Issuance of Stock in Satisfaction of Loans - During the year ended December
31,
1993, the Company issued 180,000 shares of Class C Convertible Cumulative Preferred Stock in satisfaction of $480,000 of loans payable to stockholders. All of the Class C Preferred Stock of 846,669 shares were converted into 889,002 shares of common stock in 1993.

Shares Reserved - At June 30, 1996, the Company has reserved common stock for future issuance under all of the above arrangements amounting to 3,620,551.

10.  MAJOR CUSTOMERS:

Sales to significant customers were as follows:

     Year ending December 31,       Number of Customers       Sales Volume
             1994                            1                $    531,000
             1993                            2                     692,000

As a result of the increased sales volume due to sales to related parties of approximately $5,456,000 and $1,426,000 (see Note 3), there were no sales to significant other customers during the year ended June 30, 1996 and the six-month period ended June 30, 1995, respectively.

11.  SUPPLEMENTAL CASH FLOW INFORMATION:

                                              Six
                                 Year        Months
                                 Ended        Ended
                                June 30,     June 30,  Year Ended December 31,
                                  1996        1996         1994        1993

Cash paid for interest         $  170,951    $39,065     $ 53,627    $ 65,251

Cash paid for income taxes     $      930    $ 2,500     $  5,000    $ 40,054

  Noncash financing and
    investing activities:

     Issuance of 369,618
       shares of common stock
       for purchase of Ameri-
       Dyne Corporation  (see
       Note 12)                $2,100,000    $     0     $      0    $      0

     Conversion of 1,074,176
       shares of Class D pre-
       ferred stock and
       995,012 Class D
       Warrants into 250,372
       shares of common stock
       and 2,000,000 shares of
       Class One preferred
       stock (see Note 9)               0          0     400,500            0

     Issuance of 180,000
       shares of Class C pre-
       ferred stock as payment
       of stockholder loans
       (see Note 9)                     0          0           0      480,000

     Deferred offering costs
       charged to additional
       paid-in capital as an
       offset to private
       placement offering
       proceeds (see Note 9)            0     11,444           0            0

                               $2,100,000    $11,444    $400,500     $480,000

As discussed in Note 2, the stockholders of CFI and CFFI exchanged all of their shares of stock for shares of stock of CMI. As a result of this transaction, the following assets and liabilities of CMI were acquired effective January 1, 1993 which were recorded at predecessor basis:

     Cash                                           $       778
     Other assets                                        54,897
     Accounts payable and accrued expenses             (137,372)

    Capital deficit assumed                         $   (81,697)

12.  AMERIDYNE ACQUISITION:

Effective March 1, 1996, the Company acquired all of the outstanding common stock of AmeriDyne Corporation (AmeriDyne) for approximately $2.475 million in cash and stock. AmeriDyne distributes medical supplies to hospitals, clinics, physicians, pharmacies, nursing homes and other health care providers.

The purchase price exceeded the fair value of the net assets acquired by approximately $1.3 million. The acquisition was accounted for as a purchase. The resulting goodwill is being amortized on the straight-line basis over 40 years. The consolidated statement of income includes the results of operations of AmeriDyne for the period from March 1, 1996 through June 30, 1996.

The following unaudited pro forma consolidated results of operations presents information as if the acquisition had occurred at the beginning of the fiscal year. The pro forma information is provided for information purposes only.
It
is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.

                                                  Unaudited Year Ended
                                                     June 30, 1996

     Sales                                          $ 21,406,882
     Net income                                     $    348,880
     Per share                                      $       0.05

13.  SUBSEQUENT EVENTS:

On July 12, 1996, the Company completed a $5 million debenture placement. These debentures bear interest at 9% per annum and are to be repaid in monthly installments beginning on July 1, 1999, with full payment due by July 1, 2003. The debentures are convertible into shares of the Company's common stock.

On September 20, 1996, the Company replaced all of its existing lines of credit with a $7 million revolving line of credit, secured by inventory and accounts receivable, and bearing interest at the 30-day LIBOR rate plus 2%.

On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic
Medical Supply Company, Inc. (Atlantic Medical), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. The Company paid $1.4 million in cash and $10.5 million in promissory notes for all of the outstanding stock of Atlantic Medical. The promissory notes bear interest at 7% per annum and are due in full on January 10, 1997. In the event of a default in the payment of the promissory notes, they are convertible into shares of common stock of the Parent Company.

The following unaudited pro forma consolidated results of operations presents information as if the acquisition had occurred at the beginning of the fiscal year. The pro forma information is provided for information purposes only.
It
is based on historical information and does not necessarily reflect the results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.

                                                        Unaudited
                                                        Year Ended
                                                       June 30, 1996

          Sales                                        $ 34,333,727
          Net Income                                   $    585,784
          Per share                                    $       0.10

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONTOUR MEDICAL, INC.


Dated: September 27, 1996           By /s/ Donald F. Fox
                                       Donald F. Fox, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE                     TITLE                    DATE


/s/ Donald F. Fox             President, Treasurer       September 27, 1996
Donald F. Fox                 (Principal Financial
                              and Accounting Officer)
                              and Chief Financial
                              Officer


/s/ Chris Brogdon             Director                   September 27, 1996
Chris Brogdon


/s/ Edward E. Lane            Director                   September 27, 1996
Edward E. Lane


/s/ Darrell C. Tucker         Director                   September 27, 1996
Darrell C. Tucker