Form 10-Q
period 1996-09-30
CONTOUR MEDICAL INC
filed 1996-11-14
CIK 829649

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1996

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

                              Yes [ X ]   No [   ]

There were 5,946,793 shares of the Registrant's $.001 par value Common Stock outstanding as of November 14, 1996.

                             CONTOUR MEDICAL, INC.

                                   FORM 10-Q

                                     INDEX
                                     -----

Part I.  Financial Information
------   ---------------------

Item 1.  Financial Statements                                            Page

         Consolidated Balance Sheets as of September 30, 1996
         and June 30, 1996                                                3-4

         Consolidated Statements of Operations for the Three
         Months Ended September 30, 1996 and 1995                        5

         Consolidated Statements of Stockholders Equity                   6-7
         Three Months Ended September 30, 1996

         Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 1996 and 1995                   8-9

         Notes to Consolidated Financial Statements                      10-15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             16-17

Part II. Other Information
-------  -----------------

Item 1.  Legal Proceedings                                                18

Item 2.  Changes in Securities                                            18

Item 3.  Defaults Upon Senior Securities                                  18

Item 4.  Submission of Matters to a Vote of Security Holders              18

Item 5.  Other Information                                                18

Item 6.  Exhibits and Reports on Form 8-K                                 18

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets

                                            September 30,    June 30,
                                                1996           1996
                                            ------------    ----------
                                             (Unaudited)
ASSETS

Current:
  Cash                                      $   400,489     $  146,219
  Accounts receivable - trade
    Related parties (Note 4)                  2,027,499      1,918,000
    Other                                     9,318,620      2,527,676
  Inventories (Note 5)                        6,368,222      2,876,792
  Refundable income taxes                        21,406         21,406
  Prepaid expenses and other                    592,200         51,519
  Due from parent (Note 4)                      755,333        618,897
                                            -----------     ----------
      Total Current Assets                   19,483,769      8,160,509
                                            -----------     ----------
Property and Equipment, less
accumulated depreciation (Note 6)             1,823,880      1,223,195
                                            -----------     ----------
Other Assets:

  Goodwill, net of accumulated amortization   9,310,730      1,286,165
  Deposit on equipment                          503,018        416,184
  Other                                         130,188        172,215
                                            -----------     ----------
      Total Other Assets                      9,943,936      1,874,564
                                            -----------     ----------
                                            $31,251,585    $11,258,268

   See accompanying notes to consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets

                                            September 30,     June 30,
                                                1996            1996
                                            -------------   -----------
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                           $ 3,345,228    $ 2,036,652
  Accrued expenses                               920,430        366,716
  Current maturities of long-term
   debt (Note 7)                              11,099,183      1,825,193
                                              ----------     ----------
      Total Current Liabilities               15,364,841      4,228,561

Long-term debt, less current
maturities (Note 7)                            4,152,739      1,352,937
                                              ----------     ----------
      Total Liabilities                       19,517,580      5,581,498
                                              ----------     ----------
Convertible debentures, 9% interest
due monthly through July 1, 2003               5,000,000             --
                                              ----------     ----------
Stockholders' Equity:
  Preferred stock - Series A conver-
   tible, $.001 par value, shares
   authorized 1,265,000; issued and
   outstanding 185,000 and 600,000
   respectively, at aggregate
   liquidation preference                        875,400      2,528,000
  Common stock $.001 par - shares
   authorized 76,000,000; issued and
   outstanding 5,946,793 and 5,214,223
   respectively, (net of $765 discount)            5,182          4,449
  Additional paid-in capital                   5,196,469      2,911,696
  Retained earnings                              656,954        232,625
                                              ----------     ----------
      Total stockholders' equity               6,734,005      5,676,770

                                             $31,251,585    $11,258,268

   See accompanying notes to consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations

                                                Three Months Ended
                                                    (Unaudited)
                                           September 30,    September 30,
                                                1996             1995
                                            ------------     ------------
SALES                                       $12,912,530      $2,238,129

COST OF SALES                                 9,073,535       1,589,072
                                            ------------     ----------
GROSS PROFIT                                  3,838,995         649,057

OPERATING EXPENSES                            2,937,158         489,601

OTHER INCOME (EXPENSE)                         (204,716)          3,088
                                            ------------     ----------
INCOME BEFORE INCOME TAXES                      697,121         162,544

INCOME TAX EXPENSE                              265,392          55,265
                                            ------------     ----------
NET INCOME                                  $   431,729      $  107,279

NET INCOME PER COMMON SHARE                 $       .07      $      .02

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                        5,716,891       4,571,677

   See accompanying notes to consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES
          Consolidated Statement of Stockholders' Equity

                                                           Additional
                                    Common Stock            Paid-in
                                  Shares     Amount         Capital
                                 ---------   ------        ----------
Balance, June 30, 1996           5,214,223   $4,449        $2,911,696

Exercise of common stock
 warrants                          296,820      297           625,209

Conversions of preferred
stock                              415,000      415         1,659,564

Conversion dividend                 20,750       21

Preferred dividends in
 arrears                                --       --                --

Net income                              --       --                --

Balance, September 30, 1996      5,946,793   $5,182        $5,196,469

        See accompanying notes to consolidated financial statements.

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                Consolidated Statement of Stockholders' Equity

                                    Convertible
                                   Preferred Stock
                                 -----------------          Retained
                                Shares       Amount         Earnings
                               --------     --------       -----------
Balance, June 30, 1996          600,000   $2,528,000         $232,625

Exercise of common stock
 warrants                            --           --               --

Conversions of preferred
stock                          (415,000)  (1,660,000)              --

Preferred dividends in
 arrears                                       7,400          (7,400)

Net income                                                    431,729

Balance, September 30, 1996       185,000   $  875,400       $656,954

        See accompanying notes to consolidated financial statements.

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows

                                                Three Months Ended
                                                    (Unaudited)
                                           September 30,    September 30,
                                               1996             1995
                                            ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                  $  431,729        $ 107,279

Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:

   Depreciation and Amortization               163,661           33,076
   Tax benefit from NOL                             --           55,265
     (Increase) decrease in accounts
       receivable                           (6,900,443)        (123,127)
     (Increase) decrease in inventories     (3,491,430)        (204,788)
     (Increase) decrease in other
       current assets and other assets      (8,523,219)        ( 84,713)
     Increase (decrease) in accounts
       payable                               1,308,576         ( 16,227)
     Increase (decrease) in accrued
       expenses and other liabilities          553,714           15,103
                                           ------------       ----------
       Net cash provided by operating
         activities                        (16,457,412)        (218,132)

CASH FLOW FROM INVESTING ACTIVITIES:

  Deposit on equipment                     (    86,834)              --
  Acquisition of equipment                 (   720,106)        ( 95,921)
  Decrease (increase) in due
     from parent                           (   136,436)         150,000
                                           -------------       ---------
        Net cash provided(used) by
          investing activities             (   943,376)         $54,079

   See accompanying notes to consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows

                                                 Three Months Ended
                                                    (Unaudited)
                                            September 30,    September 30,
                                                1996             1995
                                            ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Acquisition Notes Issued                    $ 10,850,000      $       --
Convertible Debentures Issued                  5,000,000              --
Net borrowing on loans                         1,179,552         126,135
Exercise of warrants                             625,506          50,000
                                            -------------     -----------
     Net cash provided (used) by
          financing activities                17,655,058         176,135
                                            -------------     -----------
NET INCREASE (DECREASE) IN CASH                  254,270          12,082

CASH BEGINNING OF PERIOD                         146,219          96,235
                                            -------------     -----------
CASH END OF PERIOD                          $    400,489       $ 108,317


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION AND NON-CASH
ACTIVITIES:

  Cash paid for interest                    $    199,255      $   28,890

   See accompanying notes to consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the June 30, 1996, audited financial statements for Contour Medical, Inc. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of Contour Medical, Inc. ("CMI") and its wholly-owned subsidiaries, Contour Fabricators, Inc. ("CFI"), Contour Fabricators of Florida, Inc. ("CFFI") and, since March 1, 1996, AmeriDyne Corporation ("AmeriDyne"), and effective July 1, 1996 Atlantic Medical Supply Company, Inc. ("Atlantic") collectively referred to as the Company. All material intercompany accounts and transactions have been eliminated. CMI is a majority-owned subsidiary of Retirement Care Associates, Inc. ("Parent").

On March 1, 1996, Contour Medical, Inc. acquired AmeriDyne through a merger which was accounted for as a purchase. The Company issued 369,619 shares of its common stock and paid $250,000 to the sole stockholder of AmeriDyne in connection with this purchase.

On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. The Company paid $1.4 million in cash and $10.5 million in promissory notes for all of the outstanding stock of Atlantic. The promissory notes bear interest at 7% per annum and are due in full on January 10, 1997. In the event of a default in the payment of the promissory notes, they are convertible into shares of common stock of Parent.

In addition, on August 9, 1996, the Company acquired the remaining minority interest of Facility Supply, Inc., a majority owned subsidiary of Atlantic. The acquisition was made retroactively to July 1, 1996. The Company paid $50,000 in cash and $350,000 in promissory notes for the remaining outstanding stock of Facility Supply, Inc. The promissory notes bear interest at 7% per annum and are due in full on January 10, 1997. In the event of a default in the payment of the promissory notes, they are convertible into shares of common stock of Parent.

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

3.   CHANGE IN YEAR END
     ------------------
The Company changed its fiscal year end from December 31 to June 30 during 1995. Atlantic also changed its fiscal year end from December 31 to June 30 during 1996.

4.   RELATED PARTY TRANSACTIONS
     --------------------------
During 1995, the Company began distributing medical supplies to health care facilities owned, leased or managed by the Parent. Sales to these facilities approximated $1,836,000 for the three month period ended September 30, 1996, and $746,000 in 1995. Trade accounts receivable of $2,027,000 and $1,918,000 were outstanding as of September 30, 1996 and June 30, 1996, respectively, as related to health care facility sales to the Parent. Additionally, the Company had an outstanding loan receivable due from its Parent of approximately $755,000 at September 30, 1996, which is due within 45 days of advance with interest at prime and $619,000 at June 30, 1996, which is due on demand with no stated interest rate.

5.   INVENTORIES
     -----------
Inventories are summarized as follows:

                                       September 30,      June 30,
                                           1996            1996
                                        ----------      ----------
      Raw Materials                     $  284,463     $  330,699
      Work in process                       70,604         96,647
      Finished goods                     6,013,155      2,449,446
                                        ----------      ----------
                                        $6,368,222      $2,876,792

All inventories are pledged as collateral.

6.   PROPERTY AND EQUIPMENT
     ----------------------
Property and equipment consist of the following:

                                            September 30,       June 30,
                            Useful Lives        1996              1996
                            ------------     ----------        ----------
Land & Land Improvements        --               59,842        $   50,000
Building                     5-45 years         596,247           596,247
Computer Equipment           3-7 years       $1,010,445            --
Machinery and equipment      3-7  years       2,208,217         1,798,520
Furniture and fixtures       5-7  years         222,920           146,536
Leasehold improvements       5    years         290,563           251,352
Vehicles                     3-5  years         188,202            72,245
                                             ----------        ----------
                                              4,576,436         2,914,900
Less accumulated depreciation                 2,752,556         1,691,705
                                             ----------        ----------
                                             $1,823,880        $1,223,195

Certain property and equipment are pledged as collateral (see Notes 7 and 8).

7.   NOTES PAYABLE
     ----------------------------
Notes payable at September 30, 1996 and June 30, 1996 consisted of the following:
                                                  September 30,   June 30,
                                                      1996          1996
                                                   ----------   -----------
Note payable to sellers of Atlantic Medical
Supply Company, Inc. at 7%, principal and
interst due on January 10, 197, in event
of default convertible into common stock
of Parent                                          $10,500,000          --

Note payable to sellers of Facility
Supply, inc. at 7%, principal and
interest due on January 10, 1997, in
event of default convertible into common
stock of Parent                                        350,000          --

Note payable to bank, interest at prime plus
1% (9.25% at June 30, 1996), principal of
$5,000 plus interest due monthly through
June 2000, collateralized by equipment                 203,750  $  217,559

Note payable to bank, interest at prime plus
 .75% (9.00% at June 30, 1996) principal of
$7,605 plus interest due monthly through
May 2000, collateralized by equipment and
real property                                          480,899     496,171

Mortgage payable to bank, bearing interest
at 8.58%, principal and interest of $6,793,
due monthly through December 2003,
collateralized by equipment and real property          445,677     456,233

Mortgage payable to bank, interest at prime
plus .75% (9.00% at June 30, 1996) principal
of $1,190 plus interest due monthly through
December 2000, collateralized by equipment
and real property                                       59,522      64,284

Borrowings under $7,000,000 line of credit,
interest at 30 day libor plus 200bp (7.44%
at September 30, 1996), payable monthly,
collateralized by accounts receivable, and
inventory.  Principal due October 31, 1997           2,994,105          --

Borrowings under $100,000 line of credit,
interest at prime plus .75% (9.00%
at June 30, 1996), payable monthly,
collateralized by accounts receivable,
inventory, equipment, and real property                     --      65,000

Note payable to bank, interest at 8.75%
principal and interest at $1,282 due monthly
through April 2001, collateralized by equipment         57,903      60,436

Borrowings under $500,000 line of credit,
interest at prime plus .25% (8.5% at June
30, 1996) payable monthly, collateralized
by accounts receivable, inventory and
equipment, and guarantees by Retirement
Care Associates, Inc.                                       --     433,535

Note payable to leasing institution,
interest at 14.6%, monthly installments of
$309 plus sales tax. Matures June 1997,
collateralized by computer equipment                     2,079       2,924

Note payable to equipment company, interest at
11%, monthly installments of $533 including
interest.  Matures December 1997,
collateralized by equipment                              7,436       8,805

Note payable to stockholder, interest at 10%,
principal and interest of $5,693, due monthly
through March 1999                                     150,551     163,646

Note payable to bank, interest at 9%, principal
and interest of $3,600 due monthly through May
1997, collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts, and guarantees of
Parent                                                      --      38,924

Note payable to bank, interest at 9%, principal
and interest of $5,266 due monthly through
October 1997, collateralized by accounts
receivable, inventory, furniture, fixtures,
equipment, machinery, bank accounts, and
guarantees of Parent                                        --     212,613

Borrowings under $975,000 line of credit, interest
at prime plus 1.25% (9.5% at June 30, 1996).
Principal is due on demand but no later than May
15, 1997.  Collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts, and guarantees of
Parent                                                      --     958,000
                                                   -----------  ----------
                                                   $15,251,922  $3,178,130

Less current maturities                             11,099,183   1,825,193
                                                   -----------  ----------
                                                   $ 4,152,739  $1,352,937

Certain of the above agreements contain financial and operating covenants, including requirements that the Company maintain certain net worth levels and satisfy current and debt-to-net worth ratios. The Company was in compliance with all debt covenants as of September 30, 1996.

The aggregate maturities of long-term debt are as follows as of September 30, 1996:

               1997                         $ 11,099,183
               1998                            3,273,405
               1999                              303,777
               2000                              491,884
               2001                               83,674

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value is defined as the price at which a financial instrument could be liquidated in an orderly manner over a reasonable time period under present market conditions. The rates of the Company's fixed obligations approximate those rates of the adjustable loans. Therefore, the fair value of those loans has been estimated to be approximately equal to their carrying value.

COMMITMENTS AND CONTINGENCIES:

The company is obligated under various noncancelable leases for equipment and office space. Future minimum lease commitments under operating leases were as follows as of September 30, 1996.

               1997                         $  389,974
               1998                            412,224
               1999                            385,974
               2000                            307,224
               2001                            305,062

EMPLOYMENT AGREEMENT - The Company has entered into an employment agreement with a key executive for a five-year period ending June 1998. The agreement provides for annual base compensation of $100,000.

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

9.   ACQUISITION:

Effective March 1, 1996, the Company acquired all of the outstanding common stock of AmeriDyne Corporation ("AmeriDyne") for approximately $2.475 million in cash and stock. AmeriDyne distributes medical supplies to hospitals, clinics, physicians, pharmacies, nursing homes and other health care providers.

The purchase price exceeded the fair value of the net assets acquired by approximately $1.3 million. The acquisition was accounted for as a purchase. The resulting goodwill is being amortized on the straight-line basis over 40 years.

On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. The Company paid $1.4 million in cash and $10.5 million in promissory notes for all of the outstanding stock of Atlantic. The promissory notes bear interest at 7% per annum and are due in full on January 10, 1997. In the event of a default in the payment of the promissory notes, they are convertible into shares of common stock of Parent.

The following unaudited pro forma consolidated results of operations presents information as if the acquisitions had occurred at the beginning of the fiscal year in 1995. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.

                                   Unaudited           Unaudited
                              Three Months Ended       Year Ended
                              September 30, 1995      June 30, 1996
                              ------------------      -------------
         Sales                  $ 10,430,697          $ 34,333,727
         Net Income                  590,841          $    585,784*
         Per share                      0.13          $       0.10

* Full year earnings reflect write down of approximately $1.1 million for events occurring prior to July 1, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with the attached Financial Statements and Notes thereto of the Company.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995
-----------------------------------------------------------------------------

As a result of the factors discussed below, for the three months ended September 30, 1996, the Company had net income of $431,729 compared to $107,279 for the three months ended September 30, 1995.

Sales increased by $10,674,000 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Approximately $52,000 of this increase related to an increase in demand for the Company's traditional product lines. Approximately $3,226,000 of the increase resulted from sales by AmeriDyne and approximately $7,396,000 in sales by Atlantic. AmeriDyne and Atlantic were acquired by the Company effective March 1, 1996, and July 1, 1996, respectively.

Gross profit for the three months ended September 30, 1996, was $3,838,995 or 30% of sales, as compared to $649,057 or 29% of sales, for the same period of the previous year. The increase in gross profit as a percentage of sales is primarily the result of higher gross profit margins on the products sold by AmeriDyne and Atlantic.

Operating expenses for the three month period ending September 30, 1996, were $2,937,158 as compared to $489,601 in 1995. The operating expenses increased approximately 600% as the result of the Atlantic and AmeriDyne acquisitions, although as a percent of sales the increase represented only a 1% increase.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 30, 1996, the Company had $4,118,928 of working capital as compared to $3,931,948 on June 30, 1996.

Operating activities for the three months ended September 30, 1996, utilized cash of $16,457,412 as compared to operating activities during the three months ended September 30, 1995, which utilized cash of $218,132. The increased use of cash was primarily due to increases in inventory, accounts receivable and other assets as a result of the Atlantic acquisition.

The cash flows used in investing activities of $943,376 during the three months ended September 30, 1996, were a result of an advance of $136,000 to the Company's Parent and by the use of $807,000 for the acquisition of additional equipment and a deposit on equipment.

Cash flow of $17,655,058 was provided from financing activities in 1996, whereas in 1995 cash flows from financing activities provided cash of $176,135. During the three months ended September 30, 1996, $5,000,000 was provided from debenture borrowings, $10,850,000 from promissory notes related to the acquisition of Atlantic, and $625,506 was provided from the exercise of warrants.

The Company currently maintains a total of $7 million revolving line of credit with its banks for short-term working capital needs. As of September 30, 1996, $2,994,105 had been borrowed against these lines.

On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made effective retroactively to July 1, 1996. The Company paid $1,400,000 in cash and promissory notes totaling $10,500,000 for the stock of Atlantic Medical, and subsequently paid an additional $50,000 in cash and issued a promissory note for $350,000 to acquire a minority interest in a subsidiary of Atlantic,
Facility Supply, Inc.   The promissory notes bear interest at 7% per annum and
are due in full on January 10, 1997. In the event of a default in the payment of the promissory notes, they are convertible into shares of common stock of the Parent. The cash for this transaction came from the $5 million debenture placement that was completed on July 12, 1996. The Company intends to pay the promissory notes from the proceeds of an offering of the Company's securities to be conducted by the Company.

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

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - None.

Item 2.   Changes in Securities - None.

Item 3.   Defaults Upon Senior Securities - None.

Item 4.   Submission of Matters to a Vote of Security Holders - None.

Item 5.   Other Information - None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27     Financial Data Schedule     Filed herewith
                                                          electronically

          (b)  Reports on Form 8-K.

The Company filed one Report on Form 8-K dated August 6, 1996, reporting information under Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, concerning the Company's acquisition of Atlantic Medical Supply Company, Inc.

                             SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONTOUR MEDICAL, INC.


Date:  November 14, 1996            By /s/ Donald F. Fox
                                           Donald F. Fox,
                                           President, Treasurer and
                                           Chief Financial Officer

                               EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically