Form 10-Q
period 1996-12-31
CONTOUR MEDICAL INC
filed 1997-02-14
CIK 829649

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended December 31, 1996

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

                              Yes [ X ]   No [   ]

There were 6,046,793 shares of the Registrant's $.001 par value Common Stock outstanding as of December 31, 1996.

                             CONTOUR MEDICAL, INC.

                                   FORM 10-Q

                                     INDEX
                                     -----
Part I.  Financial Information
------   ---------------------
Item 1.  Financial Statements                                            Page

         Consolidated Balance Sheets as of December 31, 1996
         and June 30, 1996                                                3-4

         Consolidated Statements of Operations for the Three
         and Six Months Ended December 31, 1996 and 1995                  5-6

         Consolidated Statement of Stockholder's Equity
         for the Six Months Ended December 31, 1996                       7

         Consolidated Statements of Cash Flows for the
         Six Months Ended December 31, 1996 and 1995                      9-10

         Notes to Consolidated Financial Statements                      11-17

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             18-20

Part II. Other Information
-------  -----------------
Item 1.  Legal Proceedings                                               20

Item 2.  Changes in Securities                                           20

Item 3.  Defaults Upon Senior Securities                                 20

Item 4.  Submission of Matters to a Vote of Security Holders             20

Item 5.  Other Information                                               20

Item 6.  Exhibits and Reports on Form 8-K                                20

         Signatures                                                      21

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                    Consolidated Balance Sheet

                                            December 31,     June 30,
                                                1996           1996
                                            ------------    ----------
                                             (Unaudited)
ASSETS

Current:
  Cash                                      $   184,382     $  146,219
  Accounts receivable - trade
    Related parties (Note 4)                  2,095,575      1,918,000
    Other                                     9,975,645      2,527,676
  Inventories (Note 5)                        6,509,354      2,876,792
  Refundable income taxes                            --         21,406
  Prepaid expenses and other                    556,817         51,519
  Due from parent (Note 4)                      974,612        618,897
                                            -----------     ----------
      Total Current Assets                   20,296,385      8,160,509
                                            -----------     ----------
Property and Equipment, less
accumulated depreciation (Note 6)             1,915,935      1,223,195
                                            -----------     ----------
Other Assets:

  Goodwill                                    9,459,078      1,286,165
  Deposit on equipment                          577,245        416,184
  Other                                         469,250        172,215
                                            -----------     ----------
      Total Other Assets                     10,505,573      1,874,564
                                            -----------     ----------
                                            $32,717,893    $11,258,268

   See accompanying notes to consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                    Consolidated Balance Sheet

                                             December 31,     June 30,
                                                1996            1996
                                            -------------   -----------
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks -
   credit lines (Note 7)                     $ 3,815,722    $ 1,391,535
  Accounts payable                             3,228,155      2,036,652
  Accrued expenses                             1,072,049        366,716
  Current maturities of long-term
   debt (Note 7)                              10,990,700        433,658
                                              ----------     ----------
      Total Current Liabilities               19,106,626      4,228,561

Long-term debt, less current
maturities (Note 7)                            1,008,141      1,352,937
                                              ----------     ----------
      Total Liabilities                       20,114,767      5,581,498

Convertible debentures, 9% interest
due monthly through July 1, 2003               5,000,000             --
                                              ----------     ----------
Stockholders' Equity:
  Preferred stock - Series A conver-
   tible, $.001 par value, shares
   authorized 1,265,000; issued
   185,000, at aggregate liquidation
   preference                                    794,281     2,528,000
  Common stock $.001 par - shares
   authorized 76,000,000; issued
   6,046,793 and 4,802,280 (net of
   $765 discount)                                  5,282         4,449
  Additional paid-in capital                   5,696,369     2,911,696
  Retained earnings                            1,107,194       232,625
                                              ----------     ----------
      Total stockholders' equity               7,603,126     5,676,770

                                             $32,717,893   $11,258,268

   See accompanying notes to consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES

              Consolidated Statements of Operations

                                                   Six Months Ended
                                            December 31,      December 31,
                                                1996             1995
                                            ------------     ------------
                                            (Unaudited)      (Unaudited)

SALES                                       $25,915,316      $4,750,349

COST OF SALES                                18,271,484       3,420,339

GROSS PROFIT                                  7,643,832       1,330,010

OPERATING EXPENSES                            5,894,577         984,944

OTHER INCOME (EXPENSE)                         (304,823)          3,220
                                            -----------      ----------
INCOME BEFORE INCOME TAXES                    1,444,432         348,286

INCOME TAX EXPENSE                              550,000         118,417
                                            -----------      ----------
NET INCOME                                  $   894,432      $  229,869

NET INCOME PER COMMON SHARE                 $       .15      $      .05

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                        5,838,369       4,613,841

NET INCOME PER COMMON SHARE AND COMMON
SHARE EQUIVALENTS                           $       .10

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON SHARE EQUIVALENTS           8,961,026

   See accompanying notes to consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES

              Consolidated Statements of Operations

                                                 Three Months Ended
                                            December 31,    December 31,
                                               1996             1995
                                            ----------       ----------
                                            (Unaudited)      (Unaudited)

SALES                                       $13,002,786      $ 2,512,220

COST OF SALES                                 9,197,949        1,831,267
                                            -----------      -----------
GROSS PROFIT                                  3,804,837          680,953

OPERATING EXPENSES                            2,957,419          495,343

OTHER INCOME (EXPENSE)                         (100,107)             132
                                            ------------     -----------
INCOME BEFORE INCOME TAXES                      747,311          185,742

INCOME TAX EXPENSE                              284,608           63,152
                                            ------------     -----------
NET INCOME                                  $   462,703      $   122,590

NET INCOME PER COMMON SHARE                 $       .08      $       .03

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                        5,959,837        4,613,841

NET INCOME PER COMMON SHARE AND COMMON
SHARE EQUIVALENTS                           $       .05

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON SHARE EQUIVALENTS           8,961,026

   See accompanying notes to consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES

          Consolidated Statement of Stockholders' Equity

                                                           Additional
                                    Common Stock            Paid-in
                                  Shares     Amount         Capital
                                 ---------   ------        ----------
Balance, June 30, 1996           5,214,223   $4,449        $2,911,696

Exercise of common stock
 warrants                          296,820      297           625,209

Conversions of preferred
 stock                             415,000      415         1,659,564

Conversion dividend                 20,750       21              --

Preferred dividends in
 arrears                                --       --              --

Stock issued for guarantee         100,000      100           499,900

Net income                              --       --              --

Balance, December 31, 1996       6,046,793   $5,282        $5,696,369

      See accompanying notes to consolidated financial statements.

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                                    Convertible
                                   Preferred Stock
                                 -----------------        Retained
                                Shares       Amount       Earnings
                               --------     --------     -----------
Balance, June 30, 1996          600,000    $2,528,000      $232,625

Conversions of preferred
stock                          (415,000)   (1,660,000)         --

Payment of Preferred Dividend        --      ( 88,519)      ( 5,063)

Preferred dividends in
 arrears                             --        14,800       (14,800)

Net income                           --            --       894,432

Balance, December 31, 1996      185,000     $ 794,281    $1,107,194

        See accompanying notes to consolidated financial statements.

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                                                  Six Months Ended
                                            December 31,     December 31,
                                               1996             1995
                                            ----------       ----------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                            $ 894,432        $ 229,869

Adjustments to reconcile net income
 (loss) to net cash provided (used) by
 operating activities:

   Depreciation & Amortization                 385,807           70,447
   Tax benefit from NOL                             --          118,417

     (Increase) decrease in accounts
       receivable                           (7,625,544)       (422,373)
     (Increase) decrease in inventories     (3,632,562)       (338,279)
     (Increase) decrease in other
       current assets and other assets      (8,636,307)        (68,834)
     Increase (decrease) in accounts
       payable                               1,191,503         188,124
     Increase (decrease) in accrued
       expenses and other liabilities          705,333          55,996
                                           -----------       ---------
       Net cash provided by operating
         activities                        (17,611,770)       (396,502)

CASH FLOW FROM INVESTING ACTIVITIES:

  Acquisition of equipment                  (1,150,723)       (412,497)

     (Increase)Decrease in due from           (355,715)        227,388
        Parent                             ------------      ---------

      Net cash used by investing
        activities                          (1,506,438)       (185,159)

   See accompanying notes to consolidated financial statements.

                   CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                                                   Six Months Ended
                                             December 31,    December 31,
                                                1996             1995
                                            ------------     ------------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Acquisition Notes Issued                    $ 10,850,000      $      --
Convertible Debentures Issued                  5,000,000             --
Net borrowing (payments) on loans              1,786,433        211,619
Proceeds from exercise of options                     --         50,000
Payment of short-swing liability
  by shareholder                                      --         36,513
Exercise of Warrants                             625,506             --
                                            ------------      ---------
Net cash provided by financing
  activities                                  18,261,939        298,150
                                            ------------      ---------
NET INCREASE (DECREASE) IN CASH                   38,163        (53,642)

CASH BEGINNING OF PERIOD                         146,219         96,235
                                            ------------      ---------
CASH END OF PERIOD                          $    184,382      $  42,593

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION AND NON-CASH
ACTIVITIES:

  Cash paid for interest                    $    362,244      $  66,061

  Cash paid for income tax                  $         --      $     930

   See accompanying notes to consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES

      Notes to Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the June 30, 1996 audited financial statements for Contour Medical, Inc. The results of operations for the periods ended December 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

     The consolidated financial statements include the accounts of Contour Medical, Inc. ("CMI") and its wholly-owned subsidiaries, Contour Fabricators, Inc. ("CFI"), Contour Fabricators of Florida, Inc. ("CFFI") and, since March 1, 1996, AmeriDyne Corporation ("AmeriDyne"), and effective July 1, 1996, Atlantic Medical Supply Company, Inc. ("Atlantic') collectively referred to as the Company. All material intercompany accounts and transactions have been eliminated. CMI is a majority-owned subsidiary of Retirement Care Associates, Inc. ("Parent").

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

     In addition, on August 9, 1996, the Company acquired the remaining minority interest of Facility Supply, Inc., a majority owned subsidiary of Atlantic Medical. The acquisition was made retroactively to July 1, 1996.
The Company paid $50,000 in cash and $350,000 in promissory notes for the remaining outstanding stock of Facility Supply, Inc. The promissory notes bear interest at 7% per annum and are due in full on January 10, 1997. In the event of a default in the payment of the promissory notes, they are convertible into shares of common stock of Parent.

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

4.   RELATED PARTY TRANSACTIONS

      During 1995, the Company began distributing medical supplies to health care facilities owned, leased or managed by the Parent. Sales to these facilities approximated $2,948,238 for the six month period ended December 31, 1996, and $1,112,238 for the three month period ended December 31, 1996. Trade accounts receivable of $2,095,575 and $1,918,000 were outstanding as of December 31, 1996 and June 30, 1996, respectively, as related to health care facility sales to the Parent. Additionally, the Company had an outstanding loan receivable due from its Parent of approximately $975,000 at December 31, 1996, which is due within 45 days of advance with interest at prime and $619,000 at June 30, 1996, which is due on demand with no stated interest rate.

5.   INVENTORIES

     Inventories are summarized as follows:

                                       December 31,      June 30,
                                           1996            1996
                                       -----------      ----------
                                       (Unaudited)      (Unaudited)

      Raw Materials                     $  330,823      $  330,699
      Work in process                       62,985          96,647
      Finished goods                     6,115,546       2,449,446
                                        ----------      ----------
                                        $6,509,354      $2,876,792

All inventories are pledged as collateral.

6.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                            December 31,        June 30,
                            Useful Lives        1996              1996
                            ------------     ----------        ----------
Land & Land Improvements        --           $   59,842        $   50,000
Building                     5-45 years         596,247           596,247
Computer Equipment           3-7 years        1,074,945            --
Machinery and equipment      3-7  years       2,349,616         1,798,520
Furniture and fixtures       5-7  years         234,257           146,536
Leasehold improvements       5    years         290,563           251,352
Vehicles                     3-5  years         188,202            72,245
                                             ----------        ----------
                                              4,793,672         2,914,900
Less accumulated depre-
 ciation                                      2,877,737         1,691,705
                                             ----------        ----------
                                             $1,915,935        $1,223,195

Certain property and equipment are pledged as collateral (see Note 7).

7.   NOTES PAYABLE

     Notes payable at December 31, 1996 and June 30, 1996 consisted of the following:
                                                December 31,     June 30,
                                                   1996            1996
                                                -----------     ---------
Note payable to sellers of Atlantic Medical
Supply Company, Inc. at 7%, principal and
interest due on January 10,1997, in event
of default convertible into common stock
of Parent                                       $10,500,000            --

Note payable to sellers of Facility
Supply, Inc. at 7%, principal and
interest due on January 10, 1997, in event
of default convertible into common stock
of Parent.                                          350,000            --

Note payable to bank, interest at prime plus
1% (9.25% at June 30, 1996), principal of
$5,000 plus interest due monthly through
June 2000, collateralized by equipment                   --        217,559

Note payable to bank, interest at prime plus
 .75% (9.00% at June 30, 1996) principal of
$7,605 plus interest due monthly through
May 2000, collateralized by equipment and
real property                                       457,251        496,171

Mortgage payable to bank, bearing interest
at 8.58%, principal and interest of $6,793,
due monthly through December 2003,
collateralized by equipment and real property       434,789        456,233

Mortgage payable to bank, interest at prime
plus .75% (9.00% at June 30, 1996) principal
of $1,190 plus interest due monthly through
December 2000, collateralized by equipment and
real property                                        57,141         64,284

Borrowings under $7,000,000 line of credit,
interest at 30 day libor plus 200bp (7.44%
at September 30, 1996), payable monthly,
collateralized by accounts receivable and
inventory. Principal due October 31, 1997         3,815,722            --

Borrowings under $100,000 line of credit,
interest at prime plus .75% (9.00%
at June 30, 1996), payable monthly,
collateralized by accounts receivable,
inventory, equipment, and real property                  --         65,000

Note payable to bank, interest at 8.75%
principal and interest at $1,282 due monthly
through April 2001, collateralized by equipment      55,301         60,436

Borrowings under $500,000 line of credit,
interest at prime plus .25% (8.5% at June
30, 1996) payable monthly, collateralized
by accounts receivable, inventory and
equipment, and guarantees by
Parent                                                   --        433,535

Note payable to leasing institution,
interest at 14.6%, monthly installments of
$309 plus sales tax. Matures June 1997,
collateralized by computer equipment                  1,206          2,924

Note payable to equipment company, interest at
11%, monthly installments of $533 including
interest.  Matures December 1997,
collateralized by equipment                           6,027          8,805

Note payable to stockholder, interest at 10%,
principal and interest of $5,693, due monthly
through March 1999                                  137,126        163,646

Note payable to bank, interest at 9%, principal
and interest of $3,600 due monthly through May
1997, collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts, and guarantees of
Parent                                                    --        38,924

Note payable to bank, interest at 9%, principal
and interest of $5,266 due monthly through
October 1997, collateralized by accounts
receivable, inventory, furniture, fixtures,
equipment, machinery, bank accounts, and
guarantees of Parent                                    --     $   212,613

Borrowings under $975,000 line of credit, interest
at prime plus 1.25% (9.5% at June 30, 1996).
Principal is due on demand but no later than May
15, 1997.  Collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts, and guarantees of
Parent                                                  --         958,000
                                                -----------     ----------
                                                $15,814,563    $ 3,178,130
Less current maturities                          14,806,422      1,825,193
                                                -----------     ----------
                                            $ 1,008,141    $ 1,352,937

     Certain of the above agreements contain financial and operating covenants, including requirements that the Company maintain certain net worth levels and satisfy current and debt-to-net-worth ratios. The Company was in compliance with all debt covenants as of December 31, 1996.

The aggregate maturities of long-term debt are as follows as of December 31,
1996:
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

Commitments and Contingencies:

The company is obligated under various noncancelable leases for equipment and office space. Future minimum lease commitments under operating leases were as follows as of December 31, 1996.

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

                                      Unaudited         Unaudited
                                   Six Months Ended    Year Ended
                                  December 31, 1995   June 30, 1996

         Sales                     $  23,219,482      $ 34,333,727
         Net Income                $     645,332      $    585,784*
         Per share                 $        0.14      $       0.10

* Full year earnings reflect write down of approximately $1.1 million for events occurring prior to July 1, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following should be read in conjunction with the attached Financial Statements and Notes thereto of the Company.

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

    As a result of the factors discussed below, for the three months ended December 31, 1996, the Company had net income of $462,703 compared to $122,590 for the three months ended December 31, 1995.

     Sales increased by $10,490,566 for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. Approximately $3,615,356 of the increase resulted from sales by AmeriDyne and approximately $6,026,045 of the increase resulted from sales by Atlantic.

     Gross profit for the three months ended December 31, 1996, was $3,804,837 or 29.3% of sales, as compared to $680,953 or 27% of sales, for the same period of the previous year. The increase in gross profit as a percentage of sales is primarily the result of higher gross profit margins on business' acquired.

     Operating expenses for the three month period ending December 31, 1996, were $2,957,419 as compared to $495,343 in 1995. The operating expenses increased approximately 600% as the result of the acquisitions, although as a percent of sales the increase represented only a 3% increase.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1995

    As a result of the factors discussed below, for the six months ended December 31, 1996, the Company had net income of $ 844,432 compared to $229,869 for the six months ended December 31, 1995.

     Sales increased by $21,164,967 for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995. Approximately $6,841,356 of the increase resulted from sales by AmeriDyne and approximately $13,422,045 of the increase resulted from sales by Atlantic.

     Gross profit for the six months ended December 31, 1996, was $7,643,832 or 29.4% of sales, as compared to $1,330,010 or 28% of sales, for the same period of the previous year. The increase in gross profit as a percentage of sales is primarily the result of higher gross profit margins on business' acquired.

     Operating expenses for the six month period ending December 31, 1996, were $5,894,578 as compared to $984,944 in 1995. The operating expenses increased approximately 600% as the result of the acquisitions, although as a percent of sales the increase represented only a 2% increase.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had $1,189,758 of working capital as compared to $3,931,948 on June 30, 1996.

     Operating activities for the six months ended December 31, 1996, utilized cash of $17,611,770 as compared to operating activities during the six months ended December 31, 1995, which utilized cash of $ 396,502. The increased use of cash was primarily due to increases in inventory, accounts receivable and other assets due primarily, in the aggregate, to the acquisition of Atlantic.

     The cash flows used by investing activities of $ 1,506,723 during the six months ended December 31, 1996, were a result of the draw of $355,715 by the Company's parent and by the use of $1,150,723 for the acquisition and deposits of additional equipment.

     Cash flow of $18,261,939 was provided from financing activities in 1996, whereas in 1995 cash flows from financing activities provided cash of $298,150. During the six months ended December 31, 1996, $5,000,000 was provided from debenture borrowings, was provided by acquisition notes $10,950,000 and $625,506 was provided by the exercise of stock warrants.

     The Company currently maintains a total of $7 million revolving line of credit with its banks for short-term working capital needs. As of December 31, 1996, $3,815,722 had been borrowed against these lines.

     On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. The Company paid $1,400,000 in cash and promissory notes totaling $10,500,000 for the stock of Atlantic, and subsequently paid an additional $50,000 in cash and issued a promissory note for $350,000 to acquire a minority interest in a subsidiary of Atlantic, Facility Supply, Inc. The promissory notes bore interest at 7% per annum and were due in full on January 10, 1997. In the event of a default in the payment of the promissory notes, they were convertible into shares of common stock of the Parent. The cash for this transaction came from a $5 million debenture placement that was completed on July 12, 1996.

     On January 10, 1997, the Company retired all outstanding notes due the sellers of Atlantic Medical Supply Company, Inc. and Facility Supply, Inc., respectively, in the aggregate principal amount of $10,850,000, along with accrued interest. The retirement of these notes was funded by a loan of $9,750,000 from the Parent, with the balance funded from the Company's existing line of credit with Barnett Bank. The loan from the Parent Company was evidenced by a convertible promissory note bearing interest at 9% per annum and payable upon demand. This note was convertible into 1,950,000 shares of the Company's Common Stock, and on January 10, 1997, the Parent exercised this conversion right.

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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27      Financial Data Schedule    Filed herewith
                                                          Electronically
          (b)  Reports on Form 8-K.  None

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONTOUR MEDICAL, INC.

Date:  February 13, 1997            By/s/ Donald F. Fox
                                       Donald F. Fox, President, Treasurer
                                       and Chief Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically