Form 10-Q
period 1997-03-31
CONTOUR MEDICAL INC
filed 1997-05-14
CIK 829649

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1997

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

                              Yes [ X ]   No [   ]

There were 8,042,043 shares of the Registrant's $.001 par value Common Stock outstanding as of March 31, 1997.

                             CONTOUR MEDICAL, INC.
                                   FORM 10-Q

                                     INDEX
                                     -----
Part I.  Financial Information
------   ---------------------
Item 1.  Financial Statements                                            Page

         Consolidated Balance Sheets as of March 31, 1997
         and June 30, 1996. . . . . . . . . . . . . . . . . . . . . . . . 3-4
         Consolidated Statements of Operations for the Three
         and Nine Months Ended March 31, 1997 and 1996. . . . . . . . . . 5-6
         Consolidated Statement of Stockholder's Equity
         for the Nine Months Ended March 31, 1997 . . . . . . . . . . . . 7-8
         Consolidated Statements of Cash Flows for the
         Nine Months Ended March 31, 1997 and 1996. . . . . . . . . . . .9-10
         Notes to Consolidated Financial Statements . . . . . . . . . . 11-16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . . . 17-18

Part II. Other Information
-------  -----------------
Item 1.  Legal Proceedings                                                 18
Item 2.  Changes in Securities                                             18
Item 3.  Defaults Upon Senior Securities                                   19
Item 4.  Submission of Matters to a Vote of Security Holders               19
Item 5.  Other Information                                                 19
Item 6.  Exhibits and Reports on Form 8-K                                  19

         Signatures                                                        20

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheet

                                              March 31,      June 30,
                                                1997           1996
                                            ------------    ----------
                                             (Unaudited)
     ASSETS:
Current:
  Cash                                      $    97,580     $  146,219
  Accounts receivable - trade
    Related parties (Note 4)                  2,720,620      1,918,000
    Other                                     9,235,987      2,527,676
  Inventories (Note 5)                        7,047,944      2,876,792
  Refundable income taxes                            --         21,406
  Prepaid expenses and other                    740,988         51,519
  Due from parent (Note 4)                      973,164        618,897
                                            -----------     ----------
      Total Current Assets                   20,816,283      8,160,509
                                            -----------     ----------
Property and Equipment, less
accumulated depreciation (Note 6)             1,958,945      1,223,195
                                            -----------     ----------
Other Assets:

  Goodwill                                    9,713,392      1,286,165
  Deposit on equipment                          671,760        416,184
  Other                                         977,933        172,215
                                            -----------     ----------
      Total Other Assets                     11,363,085      1,874,564
                                            -----------     ----------
                                            $34,138,313    $11,258,268

   See accompanying notes to consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheet

                                              March 31,       June 30,
                                                1997            1996
                                            -------------   -----------
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks -
   credit lines (Note 7)                     $ 6,098,902    $ 1,391,535
  Accounts payable                             2,919,974      2,036,652
  Accrued expenses                             1,119,131        366,716
  Current maturities of long-term
   debt (Note 8)                                 200,700        433,658
                                              ----------     ----------
      Total Current Liabilities               10,338,707      4,228,561

Long-term debt, less current
maturities (Note 8)                            1,066,076      1,352,937
                                              ----------     ----------
      Total Liabilities                       11,404,783      5,581,498

Convertible debentures, 9% interest
due monthly through July 1, 2003               5,000,000             --
                                              ----------     ----------
Stockholders' Equity:
  Preferred stock - Series A conver-
   tible, $.001 par value, shares
   authorized 1,265,000; issued
   600,000, at aggregate liquidation
   preference                                    741,681     2,528,000
  Common stock $.001 par - shares
   authorized 76,000,000; issued
   8,042,043 and 4,802,280 (net of
   $765 discount)                                  7,277         4,449
  Additional paid-in capital                  15,563,769     2,911,696
  Retained earnings                            1,420,803       232,625
                                              ----------     ----------
      Total stockholders' equity              17,733,530     5,676,770

                                             $34,138,313   $11,258,268

   See accompanying notes to consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations

                                                 Three Months Ended
                                             March 31,        March 31,
                                               1997             1996
                                            ----------       ----------
                                            (Unaudited)      (Unaudited)
SALES                                       $13,137,407      $ 3,779,566

COST OF SALES                                 9,345,136        2,751,524
                                            -----------      -----------
GROSS PROFIT                                  3,792,265        1,028,042


OPERATING EXPENSES                            3,211,310          775,212

OTHER INCOME (EXPENSE)                          (63,696)          10,031
                                            ------------     -----------
INCOME BEFORE INCOME TAXES                      517,759          262,861

INCOME TAX EXPENSE                              196,750           89,373
                                            ------------     -----------
NET INCOME                                  $   321,009      $   173,488

NET INCOME PER COMMON SHARE                 $       .04      $       .03

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                        7,817,379        4,967,739

   See accompanying notes to consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations

                                                   Nine Months Ended
                                              March 31,        March 31,
                                                1997             1996
                                            ------------     ------------
                                            (Unaudited)      (Unaudited)
SALES                                       $39,052,717      $8,529,915

COST OF SALES                                27,616,620       6,171,863
                                            -----------      ----------
GROSS PROFIT                                 11,436,097       2,358,052


OPERATING EXPENSES                            9,105,887       1,760,156

OTHER INCOME (EXPENSE)                         (368,019)         13,251
                                            -----------      ----------
INCOME BEFORE INCOME TAXES                    1,962,191         611,147

INCOME TAX EXPENSE                              746,750         207,790
                                            -----------      ----------
NET INCOME                                  $ 1,215,441      $  403,357

NET INCOME PER COMMON SHARE                 $       .19      $      .07

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                        6,488,405       4,885,602

   See accompanying notes to consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES
          Consolidated Statement of Stockholders' Equity

                                                           Additional
                                    Common Stock            Paid-in
                                  Shares     Amount         Capital
                                 ---------   ------        ----------
Balance, June 30, 1996           5,214,223   $4,449        $2,911,696

Exercise of common stock
 warrants                          326,320      326           684,574

Conversions of preferred
 stock                             430,000      430         1,719,549

Conversion dividend                 21,500       22               --

Preferred dividends in
 arrears                                --       --                --

Stock issued for guarantee         100,000      100           499,900

Exercise of convertible note     1,950,000    1,950         9,748,050

Net income                              --       --                --

Balance, March 31, 1997          8,042,043   $7,277       $15,563,769
                                ----------  --------      -----------
                                ----------  --------      -----------

        See accompanying notes to consolidated financial statements.

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
          Consolidated Statement of Stockholders' Equity

                                    Convertible
                                   Preferred Stock
                                 -----------------        Retained
                                Shares       Amount       Earnings
                               --------     --------     -----------
Balance, June 30, 1996          600,000    $2,528,000      $232,625

Conversions of preferred
stock                          (430,000)   (1,720,000)           --

Payment of Preferred Dividend        --      ( 88,519)      ( 5,063)

Preferred dividends in
 arrears                             --        22,200       (22,200)

Net income                           --            --     1,215,441

Balance, March 31, 1997          185,000    $ 741,681    $1,420,803
                                --------     ---------   -----------
                                --------     ---------   -----------


        See accompanying notes to consolidated financial statements.

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows

                                                  Nine Months Ended
                                             March 31,        March 31,
                                               1997             1996
                                            ----------       ----------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                           $1,215,441        $ 403,357

Adjustments to reconcile net income
 (loss) to net cash provided (used) by
 operating activities:

   Depreciation & Amortization                 577,505          111,863
   Tax benefit from NOL                             --          207,790

     (Increase) decrease in accounts
       receivable                           (7,510,931)        (825,785)
     (Increase) decrease in inventories     (4,171,152)        (234,060)
     (Increase) decrease in other
       current assets and other assets      (9,656,584)         ( 5,837)
     Increase (decrease) in accounts
       payable                                 883,322          290,257
     Increase (decrease) in accrued
       expenses and other liabilities          752,415           61,239
                                            -----------       ----------
       Net cash provided (used) by
        operating activities              (19,125,425)            8,824

CASH FLOW FROM INVESTING ACTIVITIES:

   Acquisition of equipment                 (1,313,255)        (549,017)
   (Increase)Decrease in due from             (354,267)         555,338
     Parent
   Acquisition of AmeriDyne, net of
     cash acquired                                  --         (322,297)
                                            ------------      ----------
     Net cash used by investing
       activities                           (1,667,522)        (315,976)

   See accompanying notes to consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows

                                                   Nine Months Ended
                                              March 31,        March 31,
                                                1997             1996
                                            ------------     ------------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Convertible debentures issued                 $5,000,000             --
Net borrowing (payments) on loans              4,187,548        193,103
Proceeds from exercise of options                 59,395         50,000
Payment of short-swing liability
  by shareholder                                      --         36,531
Proceeds from issuance of common
  stock                                        9,750,000             --
Payment of preferred stock dividends             (93,582)            --
Exercise of Warrants                             625,506             --
                                            ------------      ----------
Net cash provided by financing
  activities                                  19,528,867        279,634
                                            ------------      ----------
NET INCREASE (DECREASE) IN CASH                  (48,639)       (27,518)

CASH BEGINNING OF PERIOD                         146,219         96,235
                                            ------------      ----------
CASH END OF PERIOD                          $     97,580       $ 68,717

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION AND NON-CASH
ACTIVITIES:

  Cash paid for interest                    $    576,944      $ 109,168

  Cash paid for income tax                  $         --      $     930

   See accompanying notes to consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the June 30, 1996, audited financial statements for Contour Medical, Inc. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

     On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. (Atlantic Medical), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. The Company paid $1.4 million in cash and $10.5 million in promissory notes for all of the outstanding stock of Atlantic Medical. The promissory notes beared interest at 7% per annum and were paid in full on January 10, 1997. The promissory notes were paid with $9,750,00 in proceeds from the issuance of 1,950,000 shares of the Company's common stock and the balance came from the Company's line of credit.

     In addition, on August 9, 1996, the Company acquired the remaining minority interest of Facility Supply, Inc., a majority owned subsidiary of Atlantic Medical. The acquisition was made retroactively to July 1, 1996. The Company paid $50,000 in cash and $350,000 in promissory notes for the remaining outstanding stock of Facility Supply, Inc. The promissory notes beared interest at 7% per annum and were paid in full on January 10, 1997.

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

4.   RELATED PARTY TRANSACTIONS
     --------------------------
      During 1995, the Company began distributing medical supplies to health care facilities owned, leased or managed by the Parent. Sales to these facilities approximated $4,460,016 for the nine month period ended March 31, 1997, and $1,511,778 for the three month period ended March 31, 1997. Trade accounts receivable of $2,720,620 and $1,918,000 were outstanding as of March 31, 1997 and June 30, 1996, respectively, as related to health care facility sales to the Parent. Additionally, the Company had an outstanding loan receivable due from its Parent of approximately $1,000,000 at March 31, 1997, which is due within 45 days of advance with interest at prime and $619,000 at June 30, 1996, which is due on demand with no stated interest rate.

     On January 10, 1997, the Parent loaned the Company $9,750,000 in exchange for a convertible promissory note. The Parent immediately exercised its conversion rights under the convertible promissory note in full, and received 1,950,000 shares of the Company's Common Stock. The $9,750,000 received by the Company in this transaction was used toward the repayment of the promissory notes issued in connection with the acquisition of Atlantic Medical Supply Company, Inc. described in Note 9 below.

5.   INVENTORIES
     -----------
     Inventories are summarized as follows:

                                         March 31,       June 30,
                                           1997            1996
                                        ----------      ----------
      Raw Materials                     $  352,485     $  330,699
      Work in process                       84,181         96,647
      Finished goods                     6,611,278      2,449,446
                                        ----------      ----------
                                        $7,047,944     $2,876,792

All inventories are pledged as collateral.

6.   PROPERTY AND EQUIPMENT
     ----------------------
     Property and equipment consist of the following:

                            Useful Lives    March 31, 1997    June 30, 1996
                            ------------    --------------    -------------
Land & Land Improvements        --               59,842        $   50,000
Building                     5-45 years         596,247           596,247
Computer Equipment           3-7  years      $1,189,782                --
Machinery and equipment      3-7  years       2,370,686         1,798,520
Furniture and fixtures       5-7  years         239,211           146,536
Leasehold improvements       5    years         312,153           251,352
Vehicles                     3-5  years         188,202            72,245
                                             ----------        ----------
                                              4,956,123         2,914,900
Less accumulated depreciation                 2,997,178         1,691,705
                                             ----------        ----------
                                             $1,958,945        $1,223,195

Certain property and equipment are pledged as collateral (see Notes 7 and 8).

7.   NOTES PAYABLE
     ----------------------
     Notes payable at March 31, 1997 and June 30, 1996 consisted of the following:
                                               March 31,          June 30,
                                                 1997               1996
                                              ----------         ---------
Note payable to bank, interest at prime plus
1% (9.25% at June 30, 1996), principal of
$5,000 plus interest due monthly through
June 2000, collateralized by equipment            173,556          217,559

Note payable to bank, interest at prime plus
 .75% (9.00% at June 30, 1996) principal of
$7,605 plus interest due monthly through
May 2000, collateralized by equipment and
real property                                     432,819          496,171

Mortgage payable to bank, bearing interest
at 8.58%, principal and interest of $6,793,
due monthly through December 2003,
collateralized by equipment and real property     420,409          456,233

Mortgage payable to bank, interest at prime
plus .75% (9.00% at June 30, 1996) principal
of $1,190 plus interest due monthly through
December 2000, collateralized by equipment and
real property                                      53,570           64,284

Borrowings under $7,000,000 line of credit,
interest at 30 day libor plus 200bp (7.44%
at September 30, 1996), payable monthly,
collateralized by accounts receivable and
inventory. Principal due October 31, 1997       6,098,902               --

Borrowings under $100,000 line of credit,
interest at prime plus .75% (9.00%
at June 30, 1996), payable monthly,
collateralized by accounts receivable,
inventory, equipment, and real property                --           65,000

Note payable to bank, interest at 8.75%
principal and interest at $1,282 due monthly
through April 2001, collateralized by equipment    52,630           60,436

Borrowings under $500,000 line of credit,
interest at prime plus .25% (8.5% at June
30, 1996) payable monthly, collateralized
by accounts receivable, inventory and
equipment, and guarantees by
Parent                                                 --          433,535

Note payable to leasing institution,
interest at 14.6%, monthly installments of
$309 plus sales tax. Matures June 1997,
collateralized by computer equipment                  306            2,924

Note payable to equipment company, interest at
11%, monthly installments of $533 including
interest.  Matures December 1997,
collateralized by equipment                          4,580           8,805

Note payable to stockholder, interest at 10%,
principal and interest of $5,693, due monthly
through March 1999                                 123,362         163,646

Note payable to bank, interest at 9%, principal
and interest of $3,600 due monthly through May
1997, collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts, and guarantees of
Parent                                                  --          38,924

Note payable to equipment company, interest at
14.1%, monthly installments of $405 including
interest.  Matures October 1998 collataralized
by equipment.                                       6,544              --

Note payable to bank, interest at 9%, principal
and interest of $5,266 due monthly through
October 1997, collateralized by accounts
receivable, inventory, furniture, fixtures,
equipment, machinery, bank accounts, and
guarantees of Parent                                    --         212,613

Borrowings under $975,000 line of credit, interest
at prime plus 1.25% (9.5% at June 30, 1996).
Principal is due on demand but no later than May
15, 1997.  Collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts, and guarantees of
Parent                                                  --         958,000
                                                -----------     ----------
                                               $ 7,365,678     $ 3,178,130
Less current maturities                          6,299,602       1,825,193
                                                -----------     ----------
                                           $ 1,006,076     $ 1,352,937

     Certain of the above agreements contain financial and operating covenants, including requirements that the Company maintain certain net worth levels and satisfy current and debt-to-net-worth ratios. The Company was in compliance with all debt covenants as of March 31, 1997.

The aggregate maturities of long-term debt are as follows as of March 31, 1997:

     1997                                     $ 6,299,602
     1998                                         186,741
     1999                                         303,777
     2000                                         491,884
     2001                                          83,674

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

COMMITMENTS AND CONTINGENCIES:

The company is obligated under various noncancelable leases for equipment and office space. Future minimum lease commitments under operating leases were as follows as of March 31, 1997.

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

     On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. (Atlantic Medical), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. The Company paid $1.4 million in cash and $10.5 million in promissory notes for all of the outstanding stock of Atlantic Medical. The promissory notes bore interest at 7% per annum and were due in full on January 10, 1997. On January 10, 1997, the Company repaid the promissory notes, with interest.

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

                                      Unaudited         Unaudited
                                   Six Months Ended     Year Ended
                                    March 31, 1996     June 30, 1996
                                   ----------------    -------------
          Sales                     $  35,341,890      $ 34,333,727
          Net Income                $     785,516*     $    585,784*
          Per share                 $        0.16      $       0.10

* Full year earnings reflect write down of approximately $1.1 million for events occurring prior to July 1, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following should be read in conjunction with the attached Financial Statements and Notes thereto of the Company.

THREE MONTHS ENDED March 31, 1997 COMPARED TO THREE MONTHS ENDED March 31,
1996
-----------------------------------------------------------------------------
    As a result of the factors discussed below, for the three months ended March 31, 1997, the Company had net income of $321,009 compared to $173,488 for the three months ended March 31, 1996.

     Sales increased by $ 9,357,841 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Approximately $2,807,618 of the increase resulted from sales by AmeriDyne and approximately $6,505,882 of the increase resulted from sales by Atlantic.

     Gross profit for the three months ended March 31, 1997, was $3,792,265 or 28.4% of sales, as compared to $1,028,042 or 27.2% of sales, for the same period of the previous year. The increase in gross profit as a percentage of sales is primarily the result of higher gross profit margins on business' acquired.

     Operating expenses for the three month period ending March 31, 1997, were $3,211,310 as compared to $775,212 in 1996. The operating expenses increased approximately 314% as the result of the acquisitions, although as a percent of sales the increase represented only a 3.9% increase.

NINE MONTHS ENDED March 31, 1997 COMPARED TO NINE MONTHS ENDED March 31, 1996
-----------------------------------------------------------------------------
    As a result of the factors discussed below, for the nine months ended March 31, 1997, the Company had net income of $ 1,215,441 compared to $403,357 for the nine months ended March 31, 1996.

     Sales increased by $30,522,802 for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996. Approximately $5,945,433 of the increase resulted from sales by AmeriDyne and approximately $19,927,927 of the increase resulted from sales by Atlantic.

     Gross profit for the nine months ended March 31, 1997, was $11,436,097 or 29.3% of sales, as compared to $2,358,052 or 27.6% of sales, for the same period of the previous year. The increase in gross profit as a percentage of sales is primarily the result of higher gross profit margins on business' acquired.

     Operating expenses for the nine month period ending March 31, 1997, were $9,105,887 as compared to $1,760,156 in 1996. The operating expenses increased approximately 417% as the result of the acquisitions, although as a percent of sales the increase represented only a 2.8% increase.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     At March 31, 1997, the Company had $10,565,112 of working capital as compared to $3,931,948 on June 30, 1996.

     Operating activities for the nine months ended March 31, 1997, utilized cash of $19,125,425 as compared to operating activities during the nine months ended

March 31, 1996, which provided cash of $8,824. The increased use of cash was primarily due to increases in inventory, accounts receivable and other assets.

     The cash flows utilized for investing activities of $1,506,438 during the nine months ended March 31, 1997, were a result of the draw of $354,267 from the Company's parent and by the use of $1,313,255 for the acquisition of and deposits on additional equipment.

     Cash flow of $19,528,867 was provided from financing activities in the nine months ended March 31, 1997, whereas in the same period in 1996, cash flows from financing activities provided cash of $279,634. During the nine months ended March 31, 1997, $5,000,000 was provided from debenture borrowings, $9,750,000 was provided from the issuance of common stock, $625,506 was provided by the exercise of stock warrants, $59,395 was provided by the exercise of employee stock options and $4,187,548 was provided from additional borrowings. The Company also paid out $93,582 in preferred stock dividends.

     The Company currently maintains a total of $7 million in revolving lines of credit with its banks for short-term working capital needs. As of March 31, 1997, $6,098,902 had been borrowed against these lines.

     On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. The Company paid $1,400,000 in cash and promissory notes totaling $10,500,000 for the stock of Atlantic, and subsequently paid an additional $50,000 in cash and issued a promissory note for $350,000 to acquire a minority interest in a subsidiary of Atlantic, Facility Supply, Inc. The cash for this transaction came from the $5 million debenture placement that was completed on July 12, 1996. The promissory notes bore interest at 7% per annum and were due in full on January 10, 1997. On January 10, 1997, the Company paid the promissory notes from the proceeds of a subscription of the Company's securities by the Company's Parent, providing $9,750,000. The balance of the promissory notes was paid by borrowing under the Company's line of credit.

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

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.  None.

ITEM 2. CHANGES IN SECURITIES. During the quarter ended March 31, 1997, the Company issued securities in a transaction which was not registered under the Securities Act of 1933, as amended (the "Act"), as follows:

          On January 10, 1997, the Company issued 1,950,000 shares of its Common Stock to its Parent, Retirement Care Associates, Inc., in a private transaction in exchange for the conversion of a convertible promissory note which the Parent had received for a loan of $9,750,000 to the Company on January 10, 1997. With respect to this sale, the Company relied on Section 4(2) of the Act. The investor is the Company's majority shareholder, and is listed on the New York Stock Exchange. The investor represented that it was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legends were placed on the certificates and stop transfer instructions were issued to the transfer agent.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. On January 21, 1997, the Company held an Annual Meeting of Shareholders at which Chris Brogdon, Edward E. Lane and Darrell C. Tucker were elected to serve as Directors of the Company, Coopers & Lybrand L.L.P. was ratified as the Company's auditors, and the Company's 1996 Stock Option Plan was approved. No other matters were presented for a vote at the meeting.

          The following sets forth the votes cast for and withheld in the election of the Directors. There were no broker non-votes.

          Nominees                  For                Withheld
     -----------------        ---------------        -------------
     Chris Brogdon            5,578,387 Votes        118,182 Votes
     Edward E. Lane           5,578,387 Votes        118,182 Votes
     Darrell C. Tucker        5,578,492 Votes        118,077 Votes

The following sets forth the votes cast for, against, abstentions and broker non-votes on the ratification of Coopers & Lybrand L.L.P. as the Company's auditors and the approval of the 1996 Stock Option Plan.
                                                                      Broker
      Proposal submitted to vote             For     Against Abstain Non-Votes
----------------------------------------  ---------  ------- ------- ---------
Ratification of Coopers & Lybrand L.L.P.  5,660,985   23,150  12,434       -0-
Approval of 1996 Stock Option Plan        4,259,912  143,792  98,900 1,193,965

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   EXHIBIT 27  FINANCIAL DATA SCHEDULE  Filed herewith electronically

    (b) REPORTS ON FORM 8-K. The Company filed a Report on Form 8-K dated January 10, 1995, reporting information under Item 5 - Other Events and Item 7
- Financial Statements, Pro Forma Financial Information and Exhibits, concerning the Company's repayment of promissory notes of approximately $10,850,000, the receipt of a $9,750,000 loan from the Company's Parent, and the conversion of such loan into 1,950,000 shares of Common Stock.

          The Company filed a Report on Form 8-K dated February 17, 1997, reporting information under Item 2 - Acquisition of Disposition of Assets and
Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, reporting information concerning the Company entering into an Agreement and Plan of Merger and Reorganization with Sun Healthcare Group, Inc.

                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 19934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CONTOUR MEDICAL, INC.

Date: May 14, 1997            By:/s/ Donald F. Fox
                                  Donald F. Fox, President, Treasurer
                                  and Chief Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically