Form 10-Q/A
period 1996-09-30
CONTOUR MEDICAL INC
filed 1997-07-29
CIK 829649

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1
                      (Amending Part I - Items 1 and 2)

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

                               (813) 572-0089
            ---------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

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

                            CONTOUR MEDICAL, INC.

                                 FORM 10-Q/A

                                    INDEX

Part I.  Financial Information

Item 1.  Financial Statements                                            Page


         Consolidated Balance Sheets as of September 30, 1996
         and June 30, 1996                                                3-4

         Consolidated Statements of Operations for the Three
         Months Ended September 30, 1996 and 1995                         5

         Consolidated Statements of Stockholders Equity                   6-7
         Three Months Ended September 30, 1996

         Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 1996 and 1995                   8-9

         Notes to Consolidated Financial Statements                      10-16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             17-18

                   CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets

                                            September 30,    June 30,
                                                1996           1996
                                            ------------    ----------
                                             (Unaudited)
ASSETS

Current:
  Cash                                      $   400,489     $  146,219
  Accounts receivable - trade
    Related parties (Note 4)                  2,027,499      1,918,000
    Other                                     9,318,620      2,527,676
  Inventories (Note 5)                        6,368,222      2,876,792
  Refundable income taxes                        21,406         21,406
  Prepaid expenses and other                    592,200         51,519
  Due from parent (Note 4)                      755,333        618,897
                                            -----------     ----------
      Total Current Assets                   19,483,769      8,160,509
                                            -----------     ----------
Property and Equipment, less
accumulated depreciation (Note 6)             1,823,880      1,223,195
                                            -----------     ----------
Other Assets:

  Goodwill, net of accumulated amortization   9,310,730      1,286,165
  Deposit on equipment                          503,018        416,184
  Other                                         130,188        172,215
                                            -----------     ----------
      Total Other Assets                      9,943,936      1,874,564
                                            -----------     ----------
                                            $31,251,585    $11,258,268





        See accompanying notes to consolidated financial statements.

                   CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets

                                            September 30,     June 30,
                                                1996            1996
                                            -------------   -----------
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                           $ 3,345,228    $ 2,036,652
  Accrued expenses                               920,430        366,716
  Current maturities of long-term
   debt (Note 7)                              11,099,183      1,825,193
                                             -----------    -----------
      Total Current Liabilities               15,364,841      4,228,561

Long-term debt, less current
maturities (Note 7)                            4,152,739      1,352,937
                                             -----------    -----------
      Total Liabilities                       19,517,580      5,581,498
                                             -----------    -----------
Convertible debentures, 9% interest
due monthly through July 1, 2003               5,000,000             --
                                             -----------    -----------
Stockholders' Equity:
  Preferred stock - Series A conver-
   tible, $.001 par value, shares
   authorized 1,265,000; issued 600,000,
   outstanding 185,000 and 600,000
   respectively, at aggregate
   liquidation preference                        875,400      2,528,000
  Common stock $.001 par - shares
   authorized 76,000,000; issued and
   outstanding 5,946,793 and 5,214,223
   respectively, (net of $765 discount)            5,182          4,449
  Additional paid-in capital                   5,196,469      2,911,696
  Retained earnings                              656,954        232,625
                                             -----------    -----------
      Total stockholders' equity               6,734,005      5,676,770

                                             $31,251,585    $11,258,268



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

                   CONTOUR MEDICAL, INC. AND SUBSIDIARIES
               Consolidated Statement of Stockholders' Equity

                                    Convertible
                                   Preferred Stock
                                 -----------------           Retained
                                Shares       Amount          Earnings
                               --------     --------         --------
Balance, June 30, 1996          600,000  $ 2,528,000         $232,625

Exercise of common stock
 warrants                            --           --               --

Conversions of preferred
stock                          (415,000)  (1,660,000)              --

Preferred dividends in
 arrears                                       7,400           (7,400)

Net income                                                    431,729

Balance, September 30, 1996     185,000  $   875,400         $656,954




        See accompanying notes to consolidated financial statements.

                   CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows

                                                Three Months Ended
                                                    (Unaudited)
                                           September 30,    September 30,
                                               1996             1995
                                            ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                $    431,729        $ 107,279

Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:

   Depreciation and Amortization               163,661           33,076
   Tax benefit from NOL                             --           55,265
     (Increase) decrease in accounts
       receivable                           (6,900,443)        (123,127)
     (Increase) decrease in inventories     (3,491,430)        (204,788)
     (Increase) decrease in other
       current assets and other assets      (8,523,219)         (84,713)
     Increase (decrease) in accounts
       payable                               1,308,576          (16,227)
     Increase (decrease) in accrued
       expenses and other liabilities          553,714           15,103
                                          ------------        ---------
       Net cash provided by operating
         activities                        (16,457,412)        (218,132)

CASH FLOW FROM INVESTING ACTIVITIES:

  Deposit on equipment                         (86,834)              --
  Acquisition of equipment                    (720,106)         (95,921)
  Decrease (increase) in due
     from parent                              (136,436)         150,000
                                          --------------      ---------
        Net cash provided(used) by
          investing activities                (943,376)       $  54,079





        See accompanying notes to consolidated financial statements.

                   CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows

                                                 Three Months Ended
                                                    (Unaudited)
                                            September 30,    September 30,
                                                1996             1995
                                            ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Acquisition Notes Issued                    $ 10,850,000      $       --
Convertible Debentures Issued                  5,000,000              --
Net borrowing on loans                         1,179,552         126,135
Exercise of warrants                             625,506          50,000
                                            ------------      ----------
     Net cash provided (used) by
          financing activities                17,655,058         176,135
                                            ------------      ----------
NET INCREASE (DECREASE) IN CASH                  254,270          12,082

CASH BEGINNING OF PERIOD                         146,219          96,235
                                            ------------      ----------
CASH END OF PERIOD                          $    400,489      $  108,317


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION AND NON-CASH
ACTIVITIES:

  Cash paid for interest                    $    199,255      $   28,890




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

The aggregate maturities of long-term debt are as follows as of September 30, 1996:

               1997                          $11,099,183
               1998                            3,273,405
               1999                              303,777
               2000                              491,884
               2001                               83,674

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

               1997                           $389,974
               1998                            412,224
               1999                            385,974
               2000                            307,224
               2001                            305,062

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

                                    CONTOUR MEDICAL, INC.


Date:  July 29, 1997            By: /s/ Donald F. Fox
                                   ---------------------------------------------
                                   Donald F. Fox, President, Treasurer and
                                           Chief Financial Officer