Form 10-Q/A
period 1996-12-31
CONTOUR MEDICAL INC
filed 1997-07-29
CIK 829649

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-Q/A
                               AMENDMENT NO. 1
                      (Amending Part I - Items 1 and 2)


           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


                   For the Quarter Ended December 31, 1996



                         Commission File No. 0-26288



                            CONTOUR MEDICAL, INC.
           -----------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)



            Nevada                                      77-0163521
-------------------------------           -----------------------------------
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

                   CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheet



                                             December 31,     June 30,
                                                1996            1996
                                            -------------   -----------
                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks -
   credit lines (Note 7)                     $ 3,815,722   $ 1,391,535
  Accounts payable                             3,228,155     2,036,652
  Accrued expenses                             1,072,049       366,716
  Current maturities of long-term
   debt (Note 7)                              10,990,700       433,658
                                             -----------   -----------
      Total Current Liabilities               19,106,626     4,228,561

Long-term debt, less current
maturities (Note 7)                            1,008,141     1,352,937
                                             -----------   -----------
      Total Liabilities                       20,114,767     5,581,498

Convertible debentures, 9% interest
due monthly through July 1, 2003               5,000,000            --
                                             -----------   -----------
Stockholders' Equity:
  Preferred stock - Series A conver-
   tible, $.001 par value, shares
   authorized 1,265,000; issued
   600,000, outstanding 185,000 and
   600,000 respectively, at aggregate
   liquidation preference                        794,281     2,528,000
  Common stock $.001 par - shares
   authorized 76,000,000; issued
   6,046,793 and 4,802,280 (net of
   $765 discount)                                  5,282         4,449
  Additional paid-in capital                   5,696,369     2,911,696
  Retained earnings                            1,107,194       232,625
                                             -----------   -----------
      Total stockholders' equity               7,603,126     5,676,770

                                             $32,717,893   $11,258,268





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

                   CONTOUR MEDICAL, INC. AND SUBSIDIARIES

               Consolidated Statement of Stockholders' Equity




                                    Convertible
                                  Preferred Stock
                                  ---------------          Retained
                                Shares       Amount        Earnings
                               --------     --------     -----------

Balance, June 30, 1996          600,000    $2,528,000      $232,625

Conversions of preferred
stock                          (415,000)   (1,660,000)           --

Payment of Preferred Dividend        --       (88,519)       (5,063)

Preferred dividends in
 arrears                             --        14,800       (14,800)

Net income                           --            --       894,432

Balance, December 31, 1996      185,000     $ 794,281    $1,107,194


        See accompanying notes to consolidated financial statements.

                   CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows


                                                  Six Months Ended
                                            December 31,     December 31,
                                               1996             1995
                                            ----------       ----------
                                            (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                         $    894,432       $  229,869

Adjustments to reconcile net income
 (loss) to net cash provided (used) by
 operating activities:

   Depreciation & Amortization                 385,807           70,447
   Tax benefit from NOL                             --          118,417

     (Increase) decrease in accounts
       receivable                           (7,625,544)        (422,373)
     (Increase) decrease in inventories     (3,632,562)        (338,279)
     (Increase) decrease in other
       current assets and other assets      (8,636,307)         (68,834)
     Increase (decrease) in accounts
       payable                               1,191,503          188,124
     Increase (decrease) in accrued
       expenses and other liabilities          705,333           55,996
                                          ------------        ---------
       Net cash provided by operating
         activities                        (17,611,770)        (396,502)
CASH FLOW FROM INVESTING ACTIVITIES:

  Acquisition of equipment                  (1,150,723)        (412,497)

     (Increase)Decrease in due from           (355,715)         227,388
        Parent                            ------------       ---------

      Net cash used by investing
        activities                          (1,506,438)        (185,159)



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

                                      Unaudited          Unaudited
                                   Six Months Ended      Year Ended
                                  December 31, 1995     June 30, 1996

          Sales                     $23,219,482          $34,333,727
          Net Income                $   645,332          $   585,784*
          Per share                 $      0.14          $      0.10


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

                                     CONTOUR MEDICAL, INC.


Date: July 29, 1997              By: /s/ Donald F. Fox
                                     -------------------------------------------
                                         Donald F. Fox, President,Treasurer
                                          and Chief Financial Officer