Form 10-Q/A
period 1997-03-31
CONTOUR MEDICAL INC
filed 1997-07-30
CIK 829649

                    U.S. SECURITIES AND EXCHANGE COMMISSION
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

                             CONTOUR MEDICAL, INC.

                                  FORM 10-Q/A

                                     INDEX


Part I.  Financial Information
------   ---------------------

Item 1.  Financial Statements                                            Page
         Consolidated Balance Sheets as of March 31, 1997
         and June 30, 1996                                                3-4

         Consolidated Statements of Operations for the Three
         and Nine Months Ended March 31, 1997 and 1996                    5-6

         Consolidated Statement of Stockholder's Equity
         for the Nine Months Ended March 31, 1997                         7-8

         Consolidated Statements of Cash Flows for the
         Nine Months Ended March 31, 1997 and 1996                       9-10

         Notes to Consolidated Financial Statements                     11-16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            17-19


         Signatures                                                        20

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheet



                                              March 31,      June 30,
                                                1997           1996
                                            ------------    ----------
                                             (Unaudited)
ASSETS

Current:
  Cash                                      $    97,580     $  146,219
  Accounts receivable - trade
    Related parties (Note 4)                  2,720,620      1,918,000
    Other                                     9,235,987      2,527,676
  Inventories (Note 5)                        7,047,944      2,876,792
  Refundable income taxes                            --         21,406
  Prepaid expenses and other                    740,988         51,519
  Due from parent (Note 4)                      973,164        618,897
                                            -----------     ----------
      Total Current Assets                   20,816,283      8,160,509
                                            -----------     ----------
Property and Equipment, less
accumulated depreciation (Note 6)             1,958,945      1,223,195
                                            -----------     ----------
Other Assets:

  Goodwill                                    9,713,392      1,286,165
  Deposit on equipment                          671,760        416,184
  Other                                         977,933        172,215
                                            -----------     ----------
      Total Other Assets                     11,363,085      1,874,564
                                            -----------     ----------
                                            $34,138,313    $11,258,268





         See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet



                                              March 31,       June 30,
                                                1997            1996
                                            -------------   -----------
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks -
   credit lines (Note 7)                     $ 6,098,902    $ 1,391,535
  Accounts payable                             2,919,974      2,036,652
  Accrued expenses                             1,119,131        366,716
  Current maturities of long-term
   debt (Note 8)                                 200,700        433,658
                                              ----------     ----------
      Total Current Liabilities               10,338,707      4,228,561

Long-term debt, less current
maturities (Note 8)                            1,066,076      1,352,937
                                              ----------     ----------
      Total Liabilities                       11,404,783      5,581,498

Convertible debentures, 9% interest
due monthly through July 1, 2003               5,000,000             --
                                              ----------     ----------
Stockholders' Equity:
  Preferred stock - Series A conver-
   tible, $.001 par value, shares
   authorized 1,265,000; issued
   600,000, outstanding 170,000 and
   600,000, respectively, at aggregate
   liquidation preference                        741,681     2,528,000
  Common stock $.001 par - shares
   authorized 76,000,000; issued
   8,042,043 and 4,802,280 (net of
   $765 discount)                                  7,277         4,449
  Additional paid-in capital                  15,563,769     2,911,696
  Retained earnings                            1,420,803       232,625
                                              ----------     ---------
      Total stockholders' equity              17,733,530     5,676,770

                                             $34,138,313   $11,258,268





          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations



                                                 Three Months Ended
                                             March 31,        March 31,
                                               1997             1996
                                            ----------       ----------
                                            (Unaudited)      (Unaudited)
SALES TO NON-RELATED PARTIES                $11,626,229      $ 2,197,566

SALES TO RELATED PARTIES                      1,511,178        1,582,000
                                            -----------      -----------

TOTAL SALES                                  13,137,407        3,779,566

COST OF SALES                                 9,345,136        2,751,524
                                            -----------      -----------
GROSS PROFIT                                  3,792,271        1,028,042


OPERATING EXPENSES                            3,211,310          775,212

OTHER INCOME (EXPENSE)                          (63,696)          10,031
                                            -----------      -----------
INCOME BEFORE INCOME TAXES                      517,265          262,861

INCOME TAX EXPENSE                              196,750           89,373
                                            -----------      -----------
NET INCOME                                  $   320,515      $   173,488

NET INCOME PER COMMON SHARE                 $       .04      $       .03

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                        7,817,379        4,967,739





          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations



                                                   Nine Months Ended
                                              March 31,        March 31,
                                                1997             1996
                                            ------------     ------------
                                            (Unaudited)      (Unaudited)

SALES TO NON-RELATED PARTIES                $34,592,701      $5,294,915

SALES TO RELATED PARTIES                      4,460,016       3,235,000
                                            -----------      ----------

NET SALES                                    39,052,717       8,529,915

COST OF SALES                                27,616,620       6,171,863
                                            -----------      ----------

GROSS PROFIT                                 11,436,097       2,358,052

OPERATING EXPENSES                            9,105,887       1,760,156

OTHER INCOME (EXPENSE)                         (368,019)         13,251
                                            -----------      ----------
INCOME BEFORE INCOME TAXES                    1,962,191         611,147

INCOME TAX EXPENSE                              746,750         207,790
                                            -----------      ----------

NET INCOME                                  $ 1,215,441      $  403,357

NET INCOME PER COMMON SHARE                 $       .19      $      .07

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                        6,488,405       4,885,602





          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity


                                                           Additional
                                    Common Stock            Paid-in
                                  Shares     Amount         Capital
                                 ---------   ------        ----------
Balance, June 30, 1996           5,214,223   $4,449        $2,911,696

Exercise of common stock
 warrants                          326,320      326           684,574

Conversions of preferred
 stock                             430,000      430         1,719,549

Conversion dividend                 21,500       22                --

Preferred dividends in
 arrears                                --       --                --

Stock issued for guarantee         100,000      100           499,900

Exercise of convertible note     1,950,000    1,950         9,748,050

Net income                              --       --                --

Balance, March 31, 1997          8,042,043   $7,277       $15,563,769
                                ==========  =======       ===========






          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity




                                    Convertible
                                   Preferred Stock
                                 -----------------        Retained
                                Shares       Amount       Earnings
                               --------     --------     -----------
Balance, June 30, 1996          600,000    $2,528,000    $  232,625

Conversions of preferred
stock                          (430,000)   (1,720,000)           --

Payment of Preferred Dividend        --      ( 88,519)      ( 5,063)

Preferred dividends in
 arrears                             --        22,200       (22,200)

Net income                           --            --     1,215,441

Balance, March 31, 1997          170,000   $  741,681    $1,420,803
                                ========   ==========    ==========





          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows


                                                  Nine Months Ended
                                             March 31,        March 31,
                                               1997             1996
                                            ----------       ----------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                           $1,215,441        $ 403,357

Adjustments to reconcile net income
 (loss) to net cash provided (used) by
 operating activities:

   Depreciation & Amortization                 577,505          111,863
   Tax benefit from NOL                             --          207,790

     (Increase) decrease in accounts
       receivable                           (7,510,931)        (825,785)
     (Increase) decrease in inventories     (4,171,152)        (234,060)
     (Increase) decrease in other
       current assets and other assets      (9,656,584)         ( 5,837)
     Increase (decrease) in accounts
       payable                                 883,322          290,257
     Increase (decrease) in accrued
       expenses and other liabilities          752,415           61,239
                                           -----------       ----------
       Net cash provided (used) by
            operating activities           (19,125,425)           8,824

CASH FLOW FROM INVESTING ACTIVITIES:

   Acquisition of equipment                 (1,313,255)        (549,017)
   (Increase)Decrease in due from             (354,267)         555,338
      Parent
   Acquisition of AmeriDyne, net of
     cash acquired                                  --         (322,297)
                                           -----------       ----------
     Net cash used by investing
       activities                           (1,667,522)        (315,976)





         See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows



                                                   Nine Months Ended
                                              March 31,        March 31,
                                                1997             1996
                                            ------------     ------------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Convertible debentures issued               $  5,000,000             --
Net borrowing (payments) on loans              4,187,548        193,103
Proceeds from exercise of options                 59,395         50,000
Payment of short-swing liability
  by shareholder                                      --         36,531
Proceeds from issuance of common
  stock                                        9,750,000             --
Payment of preferred stock dividends             (93,582)            --
Exercise of Warrants                             625,506             --
                                            ------------      ---------

Net cash provided by financing
  activities                                  19,528,867        279,634
                                            ------------      ---------
NET INCREASE (DECREASE) IN CASH                  (48,639)       (27,518)

CASH BEGINNING OF PERIOD                         146,219         96,235
                                            ------------      ---------
CASH END OF PERIOD                          $     97,580      $  68,717
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION AND NON-CASH
ACTIVITIES:

  Cash paid for interest                    $    576,944      $ 109,168

  Cash paid for income tax                  $         --      $     930





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

7.   NOTES PAYABLE

     Notes payable at March 31, 1997 and June 30, 1996 consisted of the following:

                                                 March 31,         June 30,
                                                   1997              1996
                                                ----------        ---------
Note payable to bank, interest at prime plus
1% (9.25% at June 30, 1996), principal of
$5,000 plus interest due monthly through
June 2000, collateralized by equipment            173,556          217,559

Note payable to bank, interest at prime plus
 .75% (9.00% at June 30, 1996) principal of
$7,605 plus interest due monthly through
May 2000, collateralized by equipment and
real property                                     432,819          496,171

Mortgage payable to bank, bearing interest
at 8.58%, principal and interest of $6,793,
due monthly through December 2003,
collateralized by equipment and real property     420,409          456,233

Mortgage payable to bank, interest at prime
plus .75% (9.00% at June 30, 1996) principal
of $1,190 plus interest due monthly through
December 2000, collateralized by equipment and
real property                                      53,570           64,284


Borrowings under $7,000,000 line of credit,
interest at 30 day libor plus 200bp (7.44%
at September 30, 1996), payable monthly,
collateralized by accounts receivable and
inventory. Principal due October 31, 1997       6,098,902               --

Borrowings under $100,000 line of credit,
interest at prime plus .75% (9.00%
at June 30, 1996), payable monthly,
collateralized by accounts receivable,
inventory, equipment, and real property                --           65,000

Note payable to bank, interest at 8.75%
principal and interest at $1,282 due monthly
through April 2001, collateralized by equipment    52,630           60,436

Borrowings under $500,000 line of credit,
interest at prime plus .25% (8.5% at June
30, 1996) payable monthly, collateralized
by accounts receivable, inventory and
equipment, and guarantees by
Parent                                                 --          433,535

Note payable to leasing institution,
interest at 14.6%, monthly installments of
$309 plus sales tax. Matures June 1997,
collateralized by computer equipment                  306            2,924
Note payable to equipment company, interest at
11%, monthly installments of $533 including
interest.  Matures December 1997,
collateralized by equipment                         4,580            8,805

Note payable to stockholder, interest at 10%,
principal and interest of $5,693, due monthly
through March 1999                                123,362          163,646

Note payable to bank, interest at 9%, principal
and interest of $3,600 due monthly through May
1997, collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts, and guarantees of
Parent                                                 --           38,924

Note payable to equipment company, interest at
14.1%, monthly installments of $405 including
interest.  Matures October 1998 collataralized
by equipment.                                       6,544               --

Note payable to bank, interest at 9%, principal
and interest of $5,266 due monthly through
October 1997, collateralized by accounts
receivable, inventory, furniture, fixtures,
equipment, machinery, bank accounts, and
guarantees of Parent                                   --          212,613


Borrowings under $975,000 line of credit,
interest at prime plus 1.25% (9.5% at
June 30, 1996). Principal is due on
demand but no later than May 15, 1997.
Collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts, and guarantees of
Parent                                                 --          958,000

                                              -----------      -----------
                                              $ 7,365,678      $ 3,178,130
Less current maturities                         6,299,602        1,825,193
                                              -----------      -----------
                                              $ 1,006,076      $ 1,352,937

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

         EMPLOYMENT AGREEMENT - The Company has entered into an employment agreement with a key executive for a five- year period ending June 1998. The agreement provides for annual base compensation of $100,000.

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

                                      Unaudited         Unaudited
                                   Nine Months Ended    Year Ended
                                    March 31, 1996     June 30, 1996
                                   ----------------    -------------
          Sales                     $  35,341,890      $ 34,333,727
          Net Income                $     785,516*     $    585,784*
          Per share                 $        0.16      $       0.10


         * Full year earnings reflect write down of approximately $1.1 million recorded in Atlantic Medical's historical financial statements for prior to July 1, 1995.

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

     Sales increased by $ 9,357,841 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Approximately $2,807,618 of the increase resulted from sales of bulk medical supplies by AmeriDyne and approximately $6,505,882 from sales of bulk medical supplies by Atlantic. AmeriDyne and Atlantic were businesses acquired in March 1996 and August 1996, respectively. Sales of the Company's manufacturing division remained relatively unchanged.

     Gross profit for the three months ended March 31, 1997, was $3,792,265 or 28.4% of sales, as compared to $1,028,042 or 27.2% of sales, for the same period of the previous year. The increase in gross profit as a percentage of sales is primarily the result of higher gross profit margins on businesses acquired.

     Operating expenses for the three month period ending March 31, 1997, were $3,211,310 as compared to $775,212 in 1996. The operating expenses increased approximately 314% as the result of the acquisitions of AmeriDyne and Atlantic, although as a percent of sales the increase represented a 3.93% increase. The increase of $2,436,098 in operating expenses is directly related to the increase of $9,357,841 in revenues. The largest components of operating expenses are indirect labor (including sales salaries and commissions), occupancy expense, depreciation and amortization, and insurance. Specifically, prior to the acquisitions of AmeriDyne and Atlantic, Contour did not have a direct sales force and, therefore, incurred minimal selling expenses as a percentage of sales. Selling expenses as a percentage of sales now represents approximately 4% of total sales.

     Indirect labor, including sales salaries and commissions increased to approximately $1,575,339, an increase of $1,252,711 compared to the same period last year. Occupancy expense, depreciation and amortization and insurance costs increased to approximately $762,873, an increase of $459,204 compared to the same period last year.

     Other income and expenses are made up of interest expense, debts recovered that were previously written off, service charge income, and gains and losses on the disposition of assets. Interest expense for the three month period ending March 31, 1997 was $214,700 compared to $43,107 for the same period last year. Interest expense has increased primarily as a result of the $5,000,000 convertible debentures issued on July 12, 1997, bearing interest at 9% per annum.

NINE MONTHS ENDED March 31, 1997 COMPARED TO NINE MONTHS ENDED March 31, 1996

     As a result of the factors discussed below, for the nine months ended March 31, 1997, Contour had net income of $ 1,215,441 compared to $403,357 for the nine months ended March 31, 1996.

     Sales increased by $30,522,802 for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996. Approximately $8,945,433 of the increase resulted from sales of bulk medical supplies by AmeriDyne and approximately $19,927,927 from sales of bulk medical supplies by Atlantic. Approximately $1,225,016 of the increase resulted from the sales of bulk medical supplies to Contour's majority shareholder. The balance of the sales increase, or approximately $426,426, resulted from sales of manufactured products.

     Gross profit for the nine months ended March 31, 1997, was $11,436,097 or 29.3% of sales, as compared to $2,358,052 or 27.6% of sales, for the same period of the previous year. The increase in gross profit as a percentage of sales is primarily the result of higher gross profit margins on businesses acquired.

     Operating expenses for the nine month period ending March 31, 1997, were $9,105,887 as compared to $1,760,156 in 1996. The operating expenses increased approximately 417% as the result of the acquisitions, although as a percent of sales the increase represented a 2.68% increase. The increase of $7,345,731 in operating expenses is directly related to the increase of $30,522,802 in revenues. The largest components of operating expenses are indirect labor (including sales salaries and commissions), occupancy expense, depreciation and amortization, and insurance. In particular, prior to the acquisitions of AmeriDyne and Atlantic, the Company did not have a direct sales force and therefore incurred minimal selling expenses as a percentage of sales. Selling expenses as a percentage of sales now represents approximately 4% of total sales.

     Indirect labor, including sales salaries and commissions increased by $3,853,099 compared to the same period last year, to approximately $4,635,437. Occupancy expense, depreciation and amortization and insurance costs increased by $1,681,804 compared to the same period last year, to approximately $2,366,002.

     Other income and expenses are made up of interest expense, debts recovered that were previously written off, service charge income, and gains and losses on the disposition of assets. Interest expense for the nine month period ending March 31, 1997 was $576,944 compared to $109,168 for the same period last year. Interest expense has increased primarily as a result of the $5,000,000 convertible debentures issued on July 12, 1997, bearing interest at 9% per annum.

LIQUIDITY AND CAPITAL RESOURCES

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

     The cash flows utilized for investing activities of $1,506,438 during the nine months ended March 31, 1997, were a result of the draw of $354,267 from Contour's parent and by the use of $1,313,255 for the acquisition of and deposits on additional equipment.

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

     Contour currently maintains revolving lines of credit totaling $7 million with its banks for short-term working capital needs. As of March 31, 1997, $6,098,902 had been borrowed against these lines.

     On August 6, 1996, Contour acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. Contour paid $1,400,000 in cash and promissory notes totaling $10,500,000 (the "Atlantic Promissory Notes") for the stock of Atlantic, and subsequently paid an additional $50,000 in cash and issued a promissory note for $350,000 to acquire a minority interest in a subsidiary of Atlantic, Facility Supply, Inc. The cash for this transaction came from the $5 million debenture placement that was completed on July 12, 1996. Contour paid the Atlantic Promissory Notes from the proceeds of a $9,750,000 loan from its parent, payable in accordance with the terms of a promissory note that was convertible into shares of Contour Common Stock at the option of the note holder. Contour's parent simultaneously converted this promissory note into 1,950,000 shares of Contour Common Stock. The balance of the Atlantic Promissory Notes was paid by borrowing under Contour's lines of credit.

     Contour presently does not anticipate any commitments for material capital expenditures.


SEASONALITY AND INFLATION

     Contour's business is relatively consistent and stable on a monthly basis, and has not indicated any seasonality over the prior three fiscal periods.

     In addition, Contour does not believe that inflation has had a material effect on its results from operations during the past three fiscal years. There can be no assurance, however, that Contour's business will not be affected by inflation in the future.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 19934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CONTOUR MEDICAL, INC.


Date: July 29, 1997                  By: /s/ Donald F. Fox
                                         -------------------------------------
                                         Donald F. Fox, President, Treasurer
                                         and Chief Financial Officer