Form 10-K/A
period 1996-06-30
CONTOUR MEDICAL INC
filed 1997-10-14
CIK 829649

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K/A
                                 Amendment No.1
                     (Amending Part II - Items 7, 8 and 9)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended:  June 30, 1996

             OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from:

                           Commission File No. 0-26288

                               CONTOUR MEDICAL, INC.
      -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

             NEVADA                                      77-0163521
-------------------------------                 -------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identi-
Incorporation or Organization)                      fication Number)

                              3340 Scherer Drive
                         St. Petersburg, Florida  33716
   -----------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:  (813) 572-0089

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of sales for the periods indicated:

                                    SIX
                                   MONTHS
                      YEAR ENDED    ENDED        YEAR ENDED DECEMBER 31,
                       JUNE 30,    JUNE 30,  ---------------------------------
                         1996        1995     1994      1994     1993    1992
                      ----------   --------  ------    ------   ------  ------
Sales                   100.0%     100.0%    100.0%    100.0%   100.0%  100.0%
Cost of Sales            72.1%      71.3%     73.8%     64.5%    57.0%   51.0%
Gross Profit             27.9%      28.7%     26.2%     35.5%    43.0%   49.0%
Operating Expenses       23.1%      23.6%     34.1%     40.1%    44.9%   43.6%
Net Income (Loss)
 Before Income
  Taxes (Benefit)         5.8%       4.6%    (24.8%)   (13.4%)   (3.5%)   3.0%
Income Taxes
 (Benefit)                2.1%       1.5%       --        --     (1.4%)   0.7%
Net Income (Loss)         3.6%       3.1%    (24.8%)   (13.4%)   (2.0%)   2.3%

YEAR ENDED JUNE 30, 1996 COMPARED TO THE TWELVE MONTHS ENDED JUNE 30, 1995

     As a result of the factors discussed below, the Company had net income of $527,034 for the year ended June 30, 1996, as compared to a net loss of $9,997 for the twelve months ended June 30, 1995.

     Sales for the year ended June 30, 1996 increased to $14,542,421 as compared to $5,585,004 for the twelve months ended June 30, 1995, due to growth in sales volume of the existing product lines and the addition of the Company's new product line, bulk medical supplies. Approximately $4,844,000 of the sales increase is attributable to sales of bulk medical supplies and prepacked kits to nursing homes managed or operated by the Company's majority shareholder; the AmeriDyne acquisition on March 1, 1996, resulted in additional sales of bulk medical supplies of approximately $3,617,000. The balance of the sales increase, or approximately $496,000, resulted from increased sales of manufactured foam products and polyethylene bags.

     Gross profit for the year ended June 30, 1996, was $4,051,318 or 27.8% of sales as compared to $1,739,553 or 31.1% of sales for the twelve months ended June 30, 1995. The gross profit percentage decreased in 1996 as compared to the comparable period in 1995 because the sales mix for 1996 was substantially higher in bulk medical supplies, which have a lower gross profit than the manufactured products. Approximately $980,000 of the increase in gross profit for the period ended June 30, 1996 was a result of the additional sales generated from the AmeriDyne acquisition.

     Operating expenses for the year ended June 30, 1996, increased to $3,185,620 as compared to $1,632,015 for the same period in 1995. Total operating expenses increased approximately $1,553,000 as a result of the increased revenues, but as a percentage of sales they decreased to approximately 23% of sales in 1996 versus 29% of sales in the same period in 1995. The AmeriDyne acquisition increased operating expenses by $635,000 for the year ended June 30, 1996. The largest components of operating expenses are indirect labor (including sales salaries and commissions), occupancy expense, depreciation and amortization, and insurance. Operating expenses decreased as a percentage of sales due to the Company's addition of bulk medical supplies to its product line. While the distribution of these products produces lower gross margins, this enterprise requires lower operating expenses to support revenues than the Company's manufacturing business. As revenues from the sales of bulk medical supplies have increased at a significantly faster rate than manufacturing (593% growth in distribution revenues during the twelve months ended June 30, 1996 compared to the twelve months ended June 30, 1995 versus 12% growth in manufacuturing revenues during the same period), operating expenses as a percentage of total revenues consequently has declined.

     Other income and expenses are made up of interest expense, debts recovered that were previously written off, service charge income, and gains and losses on the disposition of assets. Interest expense for the year ended June 30, 1996 was approximately $171,000 compared to $39,000 for the same period in the previous year. Interest expense increased primarily as a result of the AmeriDyne acquisition and an increase in the Company's line of credit during the year from $250,000 to $500,000. Service charge income and recoveries of bad debts were approximately $144,000 in the year ended June 30, 1996 compared to $22,000 in the same period the previous year. These increases were primarily due to the acquisition of AmeriDyne.

     For fiscal year ended June 30, 1996, the Company recorded an allowance for bad debts of $410,000 when there had been no such allowance recorded in prior periods primarily as a result of the AmeriDyne acquisition on March 1, 1996. AmeriDyne maintained an allowance for bad debts of $400,000 at the time AmeriDyne was acquired by the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In August 1997, the accounting firm of Coopers & Lybrand, L.L.P. resigned as the Company's independent accountants and notified the Company that its report on its audit of the Company's financial statements for the fiscal year ended June 30, 1996 should no longer be relied upon.

     The Company engaged the accounting firm of Cherry, Bekaert & Holland, L.L.P. to reaudit the Company's financial statements for the fiscal year ended June 30, 1996.

     These changes in the Company's independent accountants was previously reported in a Current Report on Form 8-K dated August 21, 1997 (as amended by an amendment to the Current Report on Form 8-K/A dated as of August 21, 1997) and a Current Report on Form 8-K dated as of September 18, 1997.

                REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Contour Medical, Inc.
St. Petersburg, Florida

We have audited the accompanying consolidated balance sheet of Contour Medical, Inc. (a subsidiary of Retirement Care Associates, Inc.) and Subsidiaries (the Company) as of June 30, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Cherry, Bekaert & Holland, L.L.P.
Cherry, Bekaert & Holland, L.L.P.
Greensboro, North Carolina

October 9, 1997

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Contour Medical, Inc.
St. Petersburg, Florida

We have audited the accompanying consolidated balance sheet of Contour Medical, Inc. (a subsidiary of Retirement Care Associates, Inc.) and Subsidiaries as of June 30, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended June 30, 1995 and year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Contour Medical, Inc. and Subsidiaries as of June 30, 1995 and the results of their operations and their cash flows for the six months ended June 30, 1995 and year then ended December 31, 1994 in conformity with generally accepted accounting principles.

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

/s/ Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
January 21, 1994

100 South Ashley Drive, Suite 1650, Tampa, Florida 33602
813/229-2321
813/229-2359 FAX

PENDER NEWKIRK & COMPANY - CERTIFIED PUBLIC ACCOUNTANTS

Member of Private Companies Practice Section and SEC Practice Section of American Institute of Certified Public Accountants

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 1996 and 1995
                                               1996          1995
ASSETS                                      -----------   ----------
Cash                                        $   146,219   $   96,235
Accounts receivable:
 Related parties                              1,918,000      943,094
 Trade, net of allowance for bad debts
   of approximately $410,000 in 1996          2,527,676      760,703
Inventories                                   2,876,792    1,297,394
Refundable income taxes                          21,406       10,680
Deferred income taxes                           164,048            -
Prepaid expenses and other                       51,519       74,319
Due from parent                                 618,897    1,168,901
                                            -----------   ----------
                                              8,324,557    4,351,326
Property and equipment, less                -----------   ----------
  accumulated depreciation                    1,223,195      592,243
                                            -----------   ----------
Other assets:
 Deposit on equipment                           416,184      228,282
 Other                                            8,167        4,575
 Goodwill, net of accumulated amorti-
   ation of approximately $11,000 in 1996     1,286,165            0
                                            -----------   ----------
                                              1,710,516      232,857
                                            -----------   ----------
                                            $11,258,268   $5,176,426
                                            ===========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt       $ 1,825,193   $  414,077
 Accounts payable                             2,036,652      882,524
 Accrued expenses                               366,716       80,977
                                            -----------   ----------
                                              4,228,561    1,377,578
Long-term debt, less current maturities       1,352,937      907,711
                                            -----------   ----------
  Total liabilities                           5,581,498    2,285,289
                                            -----------   ----------
Stockholders' equity:
 Preferred stock - Series A convertible;
   $.001 par value, shares authorized -
   1,265,000; issued and outstanding -
   600,000 at aggregate liquidation
   preference                                 2,528,000    2,400,000
 Common stock; $.001 par value, shares
   authorized - 76,000,000; issued and
  outstanding 5,214,223 and 4,573,600,
  respectively, (net of $765 discount)            4,449        3,808
 Additional paid-in capital                   2,911,696      781,738
 Retained earnings (deficit)                    232,625     (294,409)
                                            -----------   ----------
  Total stockholders' equity                  5,676,770    2,891,137
                                            -----------   ----------
                                            $11,258,268   $5,176,426

The accompanying notes are an integral part of these financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                        SIX MONTHS
                           YEAR ENDED     ENDED     YEAR ENDED DECEMBER 31,
                            JUNE 30,     JUNE 30,  ------------------------
                              1996         1995        1994        1993
                           -----------  ----------  ----------  -----------
Sales                      $14,542,421  $3,568,459  $3,945,745  $3,618,359

Cost of sales               10,491,103   2,544,376   2,545,925   2,061,250
                           -----------  ----------  ----------  ----------
   Gross profit              4,051,318   1,024,083   1,399,820   1,557,109

Selling, general and
  administrative expenses    3,185,620     841,275   1,550,385   1,538,465
Litigation settlements               0           0      30,000      85,000
                           -----------  ----------  ----------  ----------
  Income (loss) from
   operations                  865,698     182,808    (180,565)    (66,356)
                           -----------  ----------  ----------  ----------
 Other income (expenses):
 Offering costs                      0           0    (305,731)          0
 Interest                     (170,951)    (39,098)    (53,627)    (63,758)
 Other                         144,453      22,381      10,741       4,789
                           -----------  ----------  ----------  ----------
                               (26,498)    (16,717)   (348,617)    (58,969)
                           -----------  ----------  ----------  ----------
Income (loss) before taxes
  on income (benefit)          839,200     166,091    (529,182)   (125,325)

Taxes on income (benefit)      312,166      54,718           0     (51,789)
                           -----------  ----------  ----------  ----------
Net income (loss)          $   527,034  $  111,373  $ (529,182) $  (73,536)
                           ===========  ==========  ==========  ==========

Earnings (loss) per
  common share             $      0.09  $     0.02  $    (0.20) $    (0.05)
                           ===========  ==========  ==========  ==========

Weighted average common
  shares and share
  equivalents outstanding    4,804,292   4,786,126   2,688,927   1,434,466
                           ===========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   SUBSCRIBED
                              COMMON STOCK        COMMON STOCK    ADDITIONAL
                          --------------------  ----------------   PAID-IN
                            SHARES     AMOUNT    SHARES   AMOUNT   CAPITAL
                          ----------  --------  --------  ------  ---------
Balance, January 1, 1993       6,900  $  6,900         0  $    0  $       0
 Acquisition of CMI       16,315,034    16,315   150,000      75    517,939
 Recapitalization             (6,900)  (23,215)        0     (75)  (517,939)
 Issuance of stock           180,045        33  (150,000)      0      4,967
 Contribution of stock             0         0         0       0          0
 1-for-13 reverse stock
   split                 (15,226,227)      (30)        0       0         30
 Conversion of Class A
   preferred stock           365,704       366         0       0     27,226
 Conversion of Class C
   preferred stock           846,669       847         0       0    404,356
 Issuance of Class E
   preferred stock in
   exchange for common
   stock                    (172,986)      (87)        0       0   (295,656)
 Net loss                          0         0         0       0          0
                         -----------  --------  --------  ------  ---------
Balance, December 31,
 1993                      2,308,239     1,129         0       0    140,923
 Conversion of Class A
  preferred stock            219,182       220         0       0     39,557
 Conversion of Class B
  preferred stock             33,333        33         0       0        (33)
 Converson of Class D
  preferred stock and
  warrants                   238,450       238         0       0     75,212
 Conversion of Class E
  preferred stock            172,986       173         0       0    295,569
 Conversion of Class One
  preferred stock          2,000,000     2,000         0       0    370,844
  Net loss                         0         0         0       0          0
                         -----------  --------  --------  ------  ---------
Balance, December 31,
 1994                      4,972,190     3,793         0       0    922,072
 Issuance of Series A
  preferred stock                  0         0         0       0   (214,997)
 Exercise of common
  stock options               15,385        15         0       0     19,985
 Correction of Class A
  preferred stock conver-
  sion                           255         0         0       0          0
 Redemption of Class A
  warrants                         0         0         0       0        (40)
 Tax benefit from utiliza-
  tion of net operating
  loss carryforward                0         0         0       0     54,718
 Retirement of treasury
  stock                     (414,230)        0         0       0          0
 Net income                        0         0         0       0          0
                         -----------  --------  --------  ------   ---------

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                                                   SUBSCRIBED
                              COMMON STOCK        COMMON STOCK    ADDITIONAL
                          --------------------  ----------------   PAID-IN
                            SHARES     AMOUNT    SHARES   AMOUNT   CAPITAL
                          ----------  --------  --------  ------  ----------
Balance, June 30, 1995     4,573,600     3,808         0       0     781,738
 Issuance of stock           352,018       353         0       0   2,045,753
 Exercise of common stock
  options                     25,000        25         0       0      49,975
 1.05-for-1 forward stock
  split                      247,601       247         0       0        (247)
 Correction of preferred
  stock                       16,004        16         0       0         (16)
 Short-swing liability from
  a shareholder                    0         0         0       0      36,531
 Preferred dividends in
  arrears                          0         0         0       0    (128,000)
 Tax benefit from utiliza-
  tion of net operating
  loss carryforward                0         0         0       0     125,962
 Net income                        0         0         0       0           0
                         -----------  --------  --------  ------  ----------
Balance, June 30, 1996     5,214,223  $  4,449         0  $    0  $2,911,696

The accompanying notes are an integral part of these financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                                                             CONVERTIBLE
                                                           PREFERRED STOCK
                            RETAINED     TREASURY STOCK       SERIES A
                            EARNINGS   -----------------  -----------------
                           (DEFICIT)    SHARES    AMOUNT  SHARES    AMOUNT
                          -----------  ---------  ------  -------  --------
Balance, January 1, 1993  $   287,099          0  $   0        0  $       0
 Acquisition of CMI        (1,039,673)         0      0        0          0
 Recapitalization           1,039,673          0      0        0          0
 Issuance of stock                  0          0      0        0          0
 Contribution of stock              0  5,385,000      0        0          0
 1-for-13 reverse stock
  split                             0 (4,970,770)     0        0          0
 Conversion of Class A
  preferred stock             (27,592)         0      0        0          0
 Conversion of Class C
  preferred stock                   0          0      0        0          0
 Issuance of Class E
  preferred stock in
  exchange for common
  stock                             0          0      0        0          0
 Net loss                     (73,536)         0      0        0          0
                          -----------  ---------  -----  -------  ---------
Balance, December 31, 1993    185,971    414,230      0        0          0
 Conversion of Class A
  preferred stock             (14,777)         0      0        0          0
 Conversion of Class B
  preferred stock                   0          0      0        0          0
 Converson of Class D
  preferred stock
  and warrants                (47,794)         0      0        0          0
 Conversion of Class E
  preferred stock                   0          0      0        0          0
 Conversion of Class One
  preferred stock                   0          0      0        0          0
 Net loss                    (529,182)         0      0        0          0
                          -----------  ---------  -----  -------  ---------
Balance, December 31, 1994   (405,782)   414,230      0        0          0
 Issuance of Series A
  preferred stock                   0          0      0  600,000  2,400,000
 Exercise of common
  stock options                     0          0      0        0          0
 Correction of Class A
  preferred stock
  conversion                        0          0      0        0          0
 Redemption of Class A
  warrants                          0          0      0        0          0
 Tax benefit from utili-
  zation of net operating
  loss carryforward                 0          0      0        0          0
 Retirement of treasury
  stock                             0   (414,230)     0        0          0
 Net income                    11,373          0      0        0          0
                            ---------  ---------  -----  -------  ---------

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                                                             CONVERTIBLE
                                                           PREFERRED STOCK
                            RETAINED     TREASURY STOCK       SERIES A
                            EARNINGS   -----------------  -----------------
                           (DEFICIT)    SHARES    AMOUNT  SHARES    AMOUNT
                          -----------  ---------  ------  -------  --------
Balance, June 30, 1995       (294,409)         0      0  600,000  2,400,000
 Issuance of stock                  0          0      0        0          0
 Exercise of common stock
  options                           0          0      0        0          0
 1.05-for-1 forward stock
  split                             0          0      0        0          0
 Correction of preferred
  stock                             0          0      0        0          0
 Short-swing liability
  from a shareholder                0          0      0        0          0
 Preferred dividends in
  arrears                           0          0      0        0    128,000
 Tax benefit from utili-
  zation of net operating
  loss carryforward                 0          0      0        0          0
 Net income                   527,034          0      0        0          0
                           ----------  ---------  -----  -------  ---------
Balance, June 30, 1996     $  232,625          0  $   0  600,000 $2,528,000

The accompanying notes are an integral part of these financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                                    REDEEMABLE CUMULATIVE      CONVERTIBLE
                                       PREFERRED STOCK       PREFERRED STOCK
                                           CLASS D              CLASS ONE
                                    --------------------  --------------------
                                      SHARES    AMOUNT      SHARES    AMOUNT
                                    ---------  ---------  ---------  ---------
Balance, January 1, 1993                    0  $       0          0  $      0
 Acquisition of CMI                 1,000,000          0          0         0
 Recapitalization                           0          0          0         0
 Issuance of stock                     74,176    400,500          0         0
 Contribution of stock                      0          0          0         0
 1-for-13 reverse stock split               0          0          0         0
 Conversion of Class A
  preferred stock                           0          0          0         0
 Issuance of Class E preferred stock
  in exchange for common stock              0          0          0         0
 Net loss                                   0          0          0         0
                                    ---------  ---------  ---------  --------

Balance, December 31, 1993          1,074,176    400,500          0         0
 Conversion of Class A
  preferred stock                           0          0          0         0
 Conversion of Class B
  preferred stock                           0          0          0         0
 Converson of Class D preferred
  stock and warrants               (1,074,176)  (400,500) 2,000,000   372,844
 Conversion of Class E
  preferred stock                           0          0          0         0
 Conversion of Class One
  preferred stock                           0          0 (2,000,000) (372,844)
 Net loss                                   0          0          0         0
                                    ---------  ---------  --------- ---------

Balance, December 31, 1994                  0          0          0         0
 Issuance of Series A
  preferred stock                           0          0          0         0
 Exercise of common stock options           0          0          0         0
 Correction of Class A
  preferred stock conversion                0          0          0         0
 Redemption of Class A warrants             0          0          0         0
 Tax benefit from utilization of
  net operating loss carryforward           0          0          0         0
 Retirement of treasury stock               0          0          0         0
 Net income                                 0          0          0         0
                                    ---------  ---------  ---------  --------

The accompanying notes are an integral part of these financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                                    REDEEMABLE CUMULATIVE      CONVERTIBLE
                                       PREFERRED STOCK       PREFERRED STOCK
                                           CLASS D              CLASS ONE
                                    --------------------  --------------------
                                      SHARES    AMOUNT      SHARES    AMOUNT
                                    ---------  ---------  ---------  ---------
Balance, June 30, 1995                      0          0          0         0
 Issuance of stock                          0          0          0         0
 Exercise of common stock options           0          0          0         0
 1.05-for-1 forward stock split             0          0          0         0
 Correction of preferred stock              0          0          0         0
 Short-swing liability from
  a shareholder                             0          0          0         0
 Preferred dividends in arrears             0          0          0         0
 Tax benefit from utilization of
  net operating loss carryforward           0          0          0         0
 Net income                                 0          0          0         0
                                    ---------  ---------  ---------  --------
Balance, June 30, 1996                      0  $       0          0  $      0

The accompanying notes are an integral part of these financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                                   CONVERTIBLE                  CONVERTIBLE
                                 PREFERRED STOCK              PREFERRED STOCK
                                     CLASS A                      CLASS B
                             ------------------------    ---------------------
                              SHARES         AMOUNT        SHARES     AMOUNT
                             ---------     ----------    ---------   ---------
Balance, January 1, 1993             0      $     0            0     $      0
 Acquisition of CMI             36,325       33,919            2      100,000
 Recapitalization                    0      (33,919)           0     (100,000)
 Issuance of stock             334,319       25,000            0            0
 Contribution of stock               0            0            0            0
 1-for-13 reverse stock
  split                              0            0            0            0
 Conversion of Class A
  preferred stock             (271,119)           0            0            0
 Issuance of Class E
  preferred stock in
  exchange for common stock          0            0            0            0

 Net loss                            0            0            0            0
                             ---------     --------     ---------    --------

Balance, December 31, 1993      99,525       25,000            2            0
 Conversion of Class A
  preferred stock              (99,525)     (25,000)           0            0
 Conversion of Class B
  preferred stock                    0            0           (2)           0
 Converson of Class D
  preferred stock and
  warrants                           0            0            0            0
 Conversion of Class E
  preferred stock                    0            0            0            0
 Conversion of Class
  One preferred stock                0            0            0            0
 Net loss                            0            0            0            0
                             ---------     --------     ---------    --------

Balance, December 31, 1994           0            0            0            0
 Issuance of Series A
  preferred stock                    0            0            0            0
 Exercise of common stock
  options                            0            0            0            0
 Correction of Class A
  preferred stock conversion         0            0            0            0
 Redemption of Class A
  warrants                           0            0            0            0
 Tax benefit from utiliza-
  tion of net operating
  loss carryforward                  0            0            0            0
 Retirement of treasury stock        0            0            0            0
 Net income                          0            0            0            0
                             ---------     --------     ---------    --------

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                                   CONVERTIBLE                CONVERTIBLE
                                 PREFERRED STOCK            PREFERRED STOCK
                                     CLASS A                    CLASS B
                             ------------------------    ---------------------
                              SHARES         AMOUNT        SHARES     AMOUNT
                             ---------     ----------    ---------   ---------
Balance, June 30, 1995               0            0             0            0
 Issuance of stock                   0            0             0            0
 Exercise of common stock
  options                            0            0             0            0
 1.05-for-1 forward stock
  split                              0            0             0            0
 Correction of preferred
  stock                              0            0             0            0
 Short-swing liability from
  a shareholder                      0            0             0            0
 Tax benefit from utiliza-
  tion of net operating
  loss carryforward                  0            0             0            0
 Net income                          0            0             0            0
                             ---------     --------      ---------    --------
Balance, June 30, 1996               0     $      0             0     $      0

The accompanying notes are an integral part of these financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                             CONVERTIBLE CUMULATIVE           CLASS C
                                 PREFERRED STOCK          PREFERRED STOCK
                                     CLASS C                 SERIES E
                           -----------------------    ---------------------
                              SHARES       AMOUNT       SHARES      AMOUNT
                           ---------   ----------     ---------   ---------
Balance, January 1, 1993            0    $       0             0    $    0
 Acquisition of CMI           666,669            0       325,000         0
 Recapitalization                   0      (74,797)            0         0
 Issuance of stock                  0            0             0         0
 Issuance of stock in
  satisfaction of loans       180,000      480,000             0         0
 Conversion of Class A
  preferred stock                   0            0             0         0
 Conversion of Class C
  preferred stock            (846,669)    (405,203)            0         0
 Issuance of Class E
  preferred stock in
  exchange for common stock         0            0             0         0
 Acquisition and retirement
  of stock                          0            0      (325,000)        0

 Net loss                           0            0             0         0
                             ---------  ----------     ---------  --------

Balance, December 31, 1993          0            0             0         0
 Conversion of Class A
  preferred stock                   0            0             0         0
 Conversion of Class B
  preferred stock                   0            0             0         0
 Converson of Class D
  preferred stock and warrants      0            0             0         0
 Conversion of Class E
  preferred stock                   0            0             0         0
 Conversion of Class One
  preferred stock                   0            0             0         0

 Net loss                           0            0             0         0
                             ---------  ----------     ---------  --------

Balance, December 31, 1994          0            0             0         0
 Issuance of Series A
  preferred stock                   0            0             0         0
 Exercise of common stock
  options                           0            0             0         0
 Correction of Class A
  preferred stock conversion        0            0             0         0
 Redemption of Class A
  warrants                          0            0             0         0
 Tax benefit from utilization
  of net operating loss
  carryforward                      0            0             0         0
 Retirement of treasury stock       0            0             0         0
 Net income                         0            0             0         0
                             ---------   ----------     ---------   -------

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                                   CONVERTIBLE                CONVERTIBLE
                                 PREFERRED STOCK            PREFERRED STOCK
                                     CLASS A                    CLASS B
                             ------------------------    ---------------------
                              SHARES         AMOUNT        SHARES     AMOUNT
                             ---------     ----------    ---------   ---------
Balance, June 30, 1995              0              0             0          0
 Issuance of stock                  0              0             0          0
 Exercise of common stock
  options                           0              0             0          0
 1.05-for-1 forward stock
  split                             0              0             0          0
 Correction of preferred
  stock                             0              0             0          0
 Short-swing liability from
  a shareholder                     0              0             0          0
 Preferred dividends in
  arrears                           0              0             0          0
 Tax benefit from utiliza-
  tion of net operating loss
  carryforward                      0              0             0          0
 Net income                         0              0             0          0
                             ---------     ----------     ---------    ------
Balance, June 30, 1996              0      $       0             0     $    0

The accompanying notes are an integral part of these financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                                    SUBSCRIBED               CONVERTIBLE
                                 PREFERRED STOCK           PREFERRED STOCK
                                     CLASS A                   CLASS E
                             ------------------------    -------------------
                              SHARES         AMOUNT       SHARES     AMOUNT
                             ---------     ----------    ---------   -------
Balance, January 1, 1993            0      $       0             0   $     0
 Acquisition of CMI           309,319        289,728             0         0
 Recapitalization                   0       (289,728)            0         0
 Issuance of stock           (309,319)             0             0         0
 Issuance of stock in
  satisfaction of loans             0              0             0         0
 Conversion of Class A
  preferred stock                   0              0             0         0
 Conversion of Class C
  preferred stock                   0              0             0         0
 Issuance of Class E
  preferred stock in
  exchange for common stock         0              0       172,986   295,742
 Acquisition and retirement
  of stock                          0              0             0         0
 Net loss                           0              0             0         0
                            ---------     ----------     ---------   -------

Balance, December 31, 1993          0              0       172,986   295,742
 Conversion of Class A
  preferred stock                   0              0             0         0
 Conversion of Class B
  preferred stock                   0              0             0         0
 Converson of Class D
  preferred stock and warrants      0              0             0         0
 Conversion of Class E
  preferred stock                   0              0      (172,986) (295,742)
 Conversion of Class One
  preferred stock                   0              0             0         0
 Net loss                           0              0             0         0
                             ---------    ----------     ---------   -------

Balance, December 31, 1994          0              0             0         0
 Issuance of Series A
  preferred stock                   0              0             0         0
 Exercise of common stock
  options                           0              0             0         0
 Correction of Class A
  preferred stock conversion        0              0             0         0
 Redemption of Class A
  warrants                          0              0             0         0
 Tax benefit from utilization
  of net operating loss
  carryforward                      0              0             0         0
 Retirement of treasury stock       0              0             0         0
 Net income                         0              0             0         0
                            ---------     ----------     ---------  --------

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                                    SUBSCRIBED               CONVERTIBLE
                                 PREFERRED STOCK           PREFERRED STOCK
                                     CLASS A                   CLASS E
                             ------------------------    -------------------
                              SHARES         AMOUNT       SHARES     AMOUNT
                             ---------     ----------    ---------   -------
Balance, June 30, 1995              0              0             0         0
 Issuance of stock                  0              0             0         0
 Exercise of common stock
  options                           0              0             0         0
 1.05-for-1 forward stock
  split                             0              0             0         0
 Correction of preferred
  stock                             0              0             0         0
 Short-swing liability from
  a shareholder                     0              0             0         0
 Tax benefit from utilization
  of net operating loss
  carryforward                      0              0             0         0
 Net income                         0              0             0         0
                             ---------     ----------     ---------   ------
Balance, June 30, 1996              0      $       0             0    $    0

The accompanying notes are an integral part of these financial statements.

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             SIX MONTHS
                                  YEAR ENDED   ENDED   YEAR ENDED DECEMBER 31,
                                   JUNE 30,   JUNE 30  ---------------------
                                     1996       1995       1994       1993
                                 ----------- ---------- ---------- ----------
Cash flows from operating
 activities:
  Net income (loss)              $   527,034 $  111,373 $(529,182) $ (73,536)
  Adjustments to reconcile
   net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization     255,757     51,670    98,684     53,397
   Offering costs                          0          0   305,731          0
   Tax benefit from utilization
    of net operating loss
    carryforward                     207,990     54,718         0          0
   Cash provided by (used in):
    Accounts receivable           (1,364,353)(1,123,856)  (34,558)   (12,505)
    Inventories                     (318,832)  (908,317)   33,978     50,654
    Refundable income taxes          (10,726)    (2,500)   90,941    (99,121)
    Prepaid expenses and other        32,059    (61,325)   (6,189)    (6,805)
    Accounts payable                 402,534    767,004    23,263    (74,444)
    Accrued expenses                 144,490     80,835   (10,801)   (46,924)
                                  ---------- ---------- ---------- ---------
     Net cash used in operating
     activities                     (124,047)(1,030,398)  (28,133)  (209,284)
                                  ---------- ---------- ---------- ---------
Cash flows from investing
 activities:
  Purchases of property and
   equipment                        (749,163)  (304,762)  (46,181)  (123,917)
  Cash acquired from acquisition           0          0         0        778
  Decrease (increase) in due
    from parent                      550,004 (1,168,901)        0          0
  Deposit on equipment                     0   (228,282)        0          0
  Decrease (increase) in
   other assets                            0          0       555     (1,055)
  Acquisition of AmeriDyne,
   net of cash acquired             (322,297)         0         0          0
                                  ---------- ---------- ---------- ---------
     Net cash used in investing
     activities                     (521,456)(1,701,945)  (45,626)  (124,194)
                                  ---------- ---------- ---------- ---------
Cash flows from financing
 activities:
  Deferred offering costs                  0          0   (59,990)  (138,136)
  Proceeds from issuance of notes
   payable to bank                 1,295,635          0         0     80,000
  Proceeds (repayments) on notes
   payable to bank                  (686,679)   189,671  (42,177)    100,000
  Increase (decrease) in due to
   parent                                  0   (165,000) 165,000           0

CONTOUR MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                                    SUBSCRIBED               CONVERTIBLE
                                 PREFERRED STOCK           PREFERRED STOCK
                                     CLASS A                   CLASS E
                             ------------------------    -------------------
                              SHARES         AMOUNT       SHARES     AMOUNT
                             ---------     ----------    ---------   -------
  Proceeds from issuance of
   long-term debt                    0        482,622           0          0
  Payments of long-term debt         0        (34,328)          0          0
  Payments on loans to
   stockholder                       0              0           0    (23,420)
  Proceeds from issuance of
   stock                             0              0           0    430,500
  Proceeds from issuance of
   preferred stock, net of
   offering costs                    0      2,196,447           0          0
  Exercise of stock options     50,000         20,000           0          0
  Redemption of Class A
   warrants                          0            (40)          0          0
  Payment of short-swing
   liability by a shareholder   36,531              0           0          0
                              --------  -------------   ----------  --------
     Net cash provided by
     financing activities      695,487      2,689,372       62,833   448,944
                              --------  -------------   ----------  --------
Net increase (decrease)
in cash                         49,984        (42,971)     (10,926)  115,466

Cash, beginning of period       96,235        139,206      150,132    34,666
                              --------  -------------   ----------  --------
Cash, end of period           $146,219  $      96,235   $  139,206  $150,132

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

                                    CONTOUR MEDICAL, INC.


Date:  October 14, 1997             By:/s/ Donald F. Fox
                                 Donald F. Fox, President,
                                 Treasurer and Chief Financial Officer