Form 10-K
period 1997-06-30
CONTOUR MEDICAL INC
filed 1997-10-14
CIK 829649

                         U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the Fiscal Year ended:  June 30, 1997

              OR

 [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from:----------

                           Commission File No. 0-26288

                               CONTOUR MEDICAL, INC.
      -----------------------------------------------------
      (Exact Name of Registrant as Specified in its Charter)

            NEVADA                                        77-0163521
--------------------------------                   ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication Number)

                  6025 Shiloh Road, Alpharetta, Georgia 30005
   -----------------------------------------------------------
   (Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:  (770) 886-2600

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                            $.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 3, 1997, 8,215,543 shares of common stock were outstanding. The aggregate market value of the common stock of the Registrant held by nonaffiliates on that date was approximately $20,245,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 PART I
ITEM 1.  BUSINESS.

THE COMPANY

     Contour Medical, Inc. and its subsidiaries (the "Company") distributes a full line of disposable medical products, primarily for use by skilled nursing facilities, home health agencies, sub-acute care hospitals, as well as by other participants in the long-term and alternate care markets. The Company carries out its business through six distribution centers located primarily throughout the southeastern United States. The Company does operate one distribution center in Portland, Oregon.

     The Company also operates a subsidiary that provides Medicare Part B billing services for clients, both under its own Medicare provider number and, optionally, under its customer's provider number. Services for the latter are done so on a fee-for-service basis. As a part of these billing services, the Company provides Medicare reimbursable wound care products, enteral (tube-feeding/nutritional) products, ostomy, colostomy and urological products, etc. for qualified patients in its customers' skilled nursing facilities.

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

     On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic Medical"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care market in North Carolina, South Carolina, Georgia, Florida and Alabama. At the time of this acquisition, Atlantic Medical owned 80% of the outstanding shares of Facility Supply, Inc. ("Facility Supply"). Shortly after the acquisition of Atlantic Medical, the Company acquired the remaining outstanding shares of Facility Supply not previously owned by Atlantic Medical. These acquisitions were made effective retroactively to July 1, 1996.

     Until June 1997, the Company manufactured a full line of orthopedic care and rehabilitation products in addition to a full line of disposable surgical products. The orthopedic and rehabilitative products included pads and positioning aids for x-rays, CAT scans, mammograms and MRI's; braces for reconstructive rehabilitation after surgery; and finger spreaders, leg spreaders and leg positioning devices to prevent atrophy and speed recovery from surgery. Sterile and non-sterile products such as sponges, swabs, instrument holders, equipment covers and drapes made up the Company's disposable product line. In June 1997, the Company sold all the assets of its manufacturing operations located in Grand Blanc, Michigan and St. Petersburg, Florida.

     In August 1997, the Company's principal executive offices were moved to 6025 Shiloh Road, Alpharetta, Georgia 30005, and its new telephone number is
(770) 886-2600.

BACKGROUND

     The Company was organized in the State of Nevada under the name Master Acquisitions, Inc. in April 1987. Its name was changed to Best Acquisitions, Inc. in March 1988, and in 1989, the Company conducted an initial public offering as a "blank check" company seeking business opportunities. In 1991, the Company's name was again changed to Associated Healthcare Industries, Inc. ("AHII"). The Company was a development stage company operating in the health care industry prior to the acquisition of all of the issued and outstanding stock of Contour Fabricators, Inc. and Contour Fabricators of Florida, Inc. (The "Michigan and Florida Subsidiaries") in May 1993, as discussed below. In connection with the acquisition of the stock of the Michigan and Florida Subsidiaries, the Company's name was changed to Contour Medical, Inc. on June 30, 1993.

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

     On September 30, 1994, Retirement Care Associates, Inc. ("Retirement Care") acquired 889,003 shares of the Company's outstanding Common Stock and all 2,000,000 shares of the Company's Class One Convertible Preferred Stock from three persons who were Officers and Directors of the Company. Subsequently, Retirement Care converted the Class One Convertible Preferred Stock into 2,100,000 shares of Common Stock. The Common Stock acquired by Retirement Care in these transactions represented approximately 63% of the Company's Common Stock outstanding after the completion of these transactions. Retirement Care's beneficial ownership is currently 64.4%.

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

     On March 1, 1996, the Company acquired AmeriDyne Corporation ("AmeriDyne") through a merger with a newly formed, wholly-owned subsidiary of the Company. The Company issued 369,619 shares of its Common Stock and paid $250,000 to Scott F. Lochridge, the sole shareholder of AmeriDyne, for his shares of AmeriDyne in the merger. AmeriDyne is a bulk medical supply company based in Jackson, Tennessee with annual sales of approximately $10 million at the time of acquisition. Scott F. Lochridge has continued his employment with the Company in various positions. The shares issued to Mr. Lochridge in the merger represent approximately 7.1% of the shares of the Company's Common Stock outstanding after the transaction.

     On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic Medical"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made effective retroactively to July 1, 1996. The Company paid $1,400,000 in cash and promissory notes totaling (the "Atlantic Notes") totaling $10,500,000 for the stock of Atlantic Medical. The Atlantic Notes bore interest at 7% per annum and were due in full on January 10, 1997. In the event of a default in the payment of the Atlantic Notes, such notes were convertible into shares of common stock of Retirement Care.

     In addition, on August 9, 1996, the Company acquired the remaining minority interest of Facility Supply, Inc., a majority owned subsidiary of Atlantic Medical. The acquisition was made effective retroactively to July 1, 1996. The Company paid $50,000 in cash and $350,000 in promissory notes (the "Facility Note") for the remaining outstanding stock of Facility Supply, Inc. The Facility Notes bore interest at 7% per annum and were due in full on January 10, 1997. In the event of a default in the payment of the Facility Notes, they were convertible into shares of common stock of Retirement Care.

     The cash for these transactions came from a $5 million debenture placement that was completed on July 12, 1996. These debentures bear interest at 9% per annum and are to be repaid in monthly installments beginning on July 1, 1999, with full payment due by July 1, 2003. The debentures are convertible into shares of the Company's Common Stock. The two debentures, each in the amount of $2.5 million, were purchased by Renaissance U.S. Growth and Income Trust, P.C., a fund listed on the London Stock Exchange, and by Renaissance Capital Growth & Income Fund III, Inc., a closed-end, publicly traded fund that invests in emerging growth companies. Renaissance Capital Group, Inc., of Dallas, Texas manages both of these investment funds.

     In return for Retirement Care's guarantee of the Atlantic and Facility Notes, without which the Company could not have completed the Atlantic acquisition, the Company agreed to compensate Retirement Care $500,000, such amount to be satisfied by the issuance of 100,000 shares of the Company's Common Stock valued at $5.00 per share. The Company believes this valuation represents market value and approximates the average trading price of its Common Stock during the time the Atlantic acquisition was negotiated. The issuance of the Company's Common Stock is recorded as an expense of financing the Atlantic Medical acquisition in the Company's 1997 financial statements.

     On January 10, 1997, Retirement Care loaned the Company $9,750,000 in exchange for a convertible promissory note. Retirement Care immediately exercised its conversion rights under the convertible promissory note in full, and received 1,950,000 shares of the Company's Common Stock. The $9,750,000 received by the Company in this transaction was used toward the repayment of the Atlantic and Facility Notes.

     On February 17, 1997, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") by and among Sun Healthcare Group, Inc. ("Sun"), Nectarine Acquisition Corporation, a wholly-owned subsidiary of Sun, and the Company, pursuant to which the subsidiary of Sun would be merged with and into the Company. The Merger Agreement was subsequently amended on August 21, 1997.

     Subject to the terms and condition of the Merger Agreement (including, without limitation, approval by the stockholders of the Company), upon the effective time of the Merger, Sun will pay $8.50 in cash and/or Sun common stock, at Sun's election, for each outstanding share of the Common Stock of the Company not presently owned by Retirement Care (other than shares of Common Stock held in the treasury of the Company, owned by Sun or its subsidiary or held by persons who exercise their dissenters' rights under Nevada law). As a result of the Merger, the Company will become a wholly-owned subsidiary of Sun.

     In connection with the Merger Agreement, Retirement Care, which owns 5,222,003 shares of the Company's Common Stock and 89,250 shares of the Company's Series A Preferred Stock also entered into a Stockholder Stock Option and Proxy Agreement (the "Option Agreement") between Sun and Retirement Care. Pursuant to the Option Agreement, Retirement Care granted to Sun an irrevocable option to purchase Retirement Care held Stock at a price per share of Common Stock equal to $8.50 and a price per share of Series A Preferred equal to $4.00 under certain circumstances. In addition, Retirement Care agreed to vote, and granted to Sun in favor of approval of the Merger Agreement and the Merger and against any merger, consolidation, sale of assets, reorganization or recapitalization of the Company with any party other than Sun and its affiliates and against any liquidation or winding up of the Company.

     The Merger is subject to approval by the shareholders of Sun and the stockholders of the Company and will be considered at separate meetings now anticipated to occur in the fourth quarter of 1997. The Merger remains subject to other customary conditions. The Merger will be effective promptly following approval by the Sun shareholders and the Company's stockholders, assuming satisfaction of the other conditions to the Merger.

     On June 27, 1997, the Company sold all of its manufacturing assets, including equipment, accounts receivable, customer lists, prepaid assets, deposits, inventory and other assets. These assets were sold for $3,350,000 in cash to RawCar, L.L.P., a limited liability partnership formed by a former general manager of the Company's Michigan Subsidiary. The Company retained all liabilities related to the assets sold. Upon the completion of this sale, the Company ceased all manufacturing activity.

     The Company continues to assemble procedural kits and trays under its REDI NURSE and other private labels.

     In July 1993 the Company effected a 1 for 13 reverse stock split and in March 1996 the Company effected a 1.05 for 1 forward stock split. All financial information and share data in this report gives retroactive effect to these stock splits.

PRODUCTS

     The Company's bulk medical supply distribution operations involves the purchase of large quantities of medical supplies from manufacturers and distributing such supplies to nursing homes, home health agencies, hospitals, clinics and other health care providers. The Company offers a wide range of over 6,000 products, including medical/surgical supplies, enteral (nutritional) feeding supplies, personal care items, incontinent supplies, over-the-counter drugs, and respiratory therapy and ostomy supplies. Revenues from the sale of bulk medical supplies accounted for approximately 67% and 90% of the Company's sales revenue during the year ended June 30, 1996 and 1997, respectively.

     During March-April 1994, the Company introduced a new product line named the REDI NURSE SYSTEM[TM] following the grant of four new 510(K) applications by the U.S. Food and Drug Administration. This product line consists of custom packaged procedural trays that can be used for specified applications. The applications for which these products are available include wound care, catheter irrigation, catheter insertion, IV therapy and precautionary procedures.

     During 1996, the Company began assembling preparatory procedural trays for use in imaging applications. The U.S. Food and Drug Administration granted the Company ten new 510(K) applications for these trays. Imaging applications in which these trays are utilized include amniocentesis, arthroscopy, biopsy, mammography and angiography.

     The Company presently does not sterilize its products.

     Suppliers for the products distributed by the Company are plentiful and typically are some of the largest manufacturers in the healthcare industry. The Company purchases supplies only from companies with proven consistent quality. The Company's largest suppliers during the year ended June 30, 1997 were Inbrand, Novartis, Ross Labs, Kendall Healthcare Products Company, Steriltx and Allegiance Healthcare.

SALES, MARKETING AND MARKETS

     During the years ended June 30, 1997, and June 30, 1996, the Company sold approximately $7,848,000 and $5,456,000, respectively, in products (primarily bulk medical supplies) to facilities owned, leased or managed by Retirement Care Associates, Inc. ("Retirement Care"), the Company's majority shareholder. Such sales represented 14% of total sales for the year ended June 30, 1997, and 37% of total sales for the year ended June 30, 1996. No other individual customer represented more than 10% of total sales during the periods. For the year ended June 30, 1997, after excluding the revenues generated by sales to Retirement Care, the next nine largest customers cumulatively represented approximately 15% of total revenues.

     During the six months ended June 30, 1995, Retirement Care accounted for 40% of total sales. No other individual customer represented more than 10% of total sales during this period. During the years ended December 31, 1994 and 1993, only one customer each year accounted for more than 10% of the Company's combined revenues. Sales to Baxter Medical accounted for approximately 23% and 13.8% in 1994 and 1993, respectively.

     The Company sells bulk medical supplies primarily to nursing homes and other health care providers. The following table reflects the ratio of distribution revenues generated by category for the year ended June 30, 1997:

            Customer Type          Percent of Revenues
          ------------------      -------------------
          Nursing Home             77%
          Home Health Agency       19%
          Hospital and Other        4%

     Twenty-three full-time permanent sales associates and five nurse clinicians, all of whom are employed by the Company, carry out the Company's sales effort. The Company has historically marketed its products throughout the southeastern United States through its sales associates, its four regional sales managers and its senior management staff. The following table reflects the geographic dispersion of the Company's distribution revenues:

                           Revenues
         States           (Millions)       Percent of Revenues
     ----------------    ----------        -------------------
     Georgia               $14.5             30.2%
     Tennessee             $14.0             29.2%
     Florida               $10.4             21.7%
     North Carolina        $ 4.7              9.8%
     South Carolina        $ 3.0              6.2%
     All other states      $ 1.4              2.9%

     The Company does not utilize its sales staff in selling products to Retirement Care.

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

ACQUISITIONS

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

     AmeriDyne had only one customer that represented over 10% of its sales during the three years prior to its acquisition by the Company. Sales to Jackson - Madison County General Hospital represented 16%, 17% and 28% of AmeriDyne's sales during the ten months ended February 29, 1996 and its fiscal years ended April 30, 1995 and 1994, respectively.

     ATLANTIC MEDICAL SUPPLY COMPANY, INC.

     On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic Medical"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made effective retroactively to July 1, 1996.

     Atlantic Medical was previously based in Grovetown, Georgia (a suburb of Augusta), and also has facilities in St. Petersburg, Florida, Miami, Florida, and Fayetteville, North Carolina.

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

     Atlantic Medical did not have any one customer that represented over 10% of its sales during the three years prior to its acquisition by the Company.

COMPETITION

     The Company competes with a number of large medical products distributors. In the home healthcare market, its primary competitors include Gulf South, National Medical and Southland. In this market, the Company competes by offering customized ordering programs and other specialized services not offered by larger competitors. In the distribution of medical supplies to long-term care providers, its primary competitors include Gulf South Medical Supply, Redline Medical, General Medical and Bergen Brunswig Medical Supplies. In addition, there are a number of smaller, regional competitors. The Company competes by offering an extremely high level of customer service, as well as customized ordering and inventory control programs and other more specialized services, some of which are not offered by its competitors.

     In the provisions of third party billing services, the Company competes with several small regional service providers, including Spectrum Health Services, Appalachian and Grove Medical. The Company competes effectively in this category by offering superior customer service and a variety of programs from which its customers can choose, including fee-for-service billing under the customer's own Medicare provider number.

PATENTS AND TRADEMARKS

     In December 1994, the Company received trademark registration for the REDI NURSE SYSTEM[TM] mark. The Company believes the trademark will contribute to product identification with the Company.

EMPLOYEES

     As of October 3, 1997, the Company had approximately 170 full-time employees, including management, and does not currently employ any part-time employees. None of the Company's employees are represented by unions. Management considers its employee labor relations to be good.

ITEM 2.  PROPERTIES.

     The Company's corporate offices are maintained in leased space contiguous to its regional distribution center in Alpharetta, Georgia. At this location the Company leases approximately 69,500 square feet of space, including approximately 29,500 square feet of office space, under a lease from an unaffiliated lessor, for which it currently pays approximately $29,500 per month. Approximately 15,000 square feet of this space, including 10,000 square feet of office space, is sub-leased to an unaffiliated third party, for which the Company receives approximately $9,700 per month. Beginning on July 1, 1998, and on July 1 each year thereafter, the rent will increase by 2% annually. The payments to the Company by the sub-lessor will also increase 2% annually. The lease expires on June 30, 2002, but entitles the Company to extend the term of the lease with two three-year options. The Company believes these facilities are adequate for the Company's present and planned operations.

     The Company maintains distribution facilities located in Jackson, Tennessee. It leases approximately 38,000 square feet of space at this location, including approximately 4,500 square feet of office space, for which it pays a base rent of approximately $9,900 per month. The lease expires on March 31, 1999, but the Company has an option to extend this lease an additional two years at a rental rate adjusted for changes in the Consumer Price Index.

     The Company maintains distribution facilities in Fayetteville, North Carolina. At this location, it leases approximately 38,500 square feet of space, including approximately 4,000 square feet of office space, for which it pays a base rent of approximately $7,100 per month. This lease expires on March 31, 1998, but the Company has one one-year renewal option at which time the base rent can be increased by up to 3%.

     The Company maintains distribution facilities in St. Petersburg, Florida. At this location, it leases approximately 65,000 square feet of space from an unaffiliated entity, for which it currently pays a base rent of approximately $25,000 per month. This lease expires on June 30, 2000. The Company currently uses approximately 32,000 square feet of this space, including approximately 2,500 square feet of office space. The Company subleases the remaining space to the company which purchased the Company's manufacturing operations, and receives approximately $13,000 per month for this space.

     The Company maintains distribution facilities in Ft. Lauderdale, Florida. At this location, it leases approximately 26,000 square feet of space, including approximately 3,000 square feet of office space, for which it pays a base rent of approximately $9,125 per month. This lease expires on June 30, 2002, but the Company has one five-year renewal option.

     The Company maintains distribution facilities in Portland, Oregon. At this location, it leases approximately 39,500 square feet of space, including approximately 6,000 square feet of office space, for which it pays $12,469 per month. Approximately 3,500 square feet of office space is sub-leased to an unaffiliated third party, for which the Company receives approximately $1,100 per month. This lease expires on September 30, 2002, but the Company has one five-year renewal option.

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

     The following table sets forth the closing high and low prices of the Company's Common Stock as reported on the NASDAQ Small-Cap Market since September 21, 1995, and by the OTC Bulletin Board prior to that date. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent prices at which actual transactions occurred.

       Quarter Ended                                  High<FN1>   Low<FN1>
       September 30, 1995 . . . . . . . . . . .         $7.62      $4.17
       December 31, 1995. . . . . . . . . . . .         $6.19      $3.93
       March 31, 1996 . . . . . . . . . . . . .         $6.50      $4.17
       June 30, 1996. . . . . . . . . . . . . .         $6.13      $4.25

       September 30, 1996 . . . . . . . . . . .         $6.13      $5.00
       December 31, 1996  . . . . . . . . . . .         $5.50      $4.00
       March 31, 1997 . . . . . . . . . . . . .         $8.13      $4.38
       June 30, 1997  . . . . . . . . . . . . .         $7.88      $7.63
___________________

<FN1>
As restated to give retroactive affect to a 1.05 for 1 forward stock split which occurred in March 1996.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's $.001 par value common stock at October 8, 1997, was 103. Based on security position listings, the Company believe that it has in excess of 700 shareholders which hold stock in street name at broker dealers.

     (c) DIVIDENDS. No cash dividends have been declared or paid by the Company since inception and none is contemplated at any time in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth certain selected financial data with respect to the Company, and is qualified by reference to the financial statements and notes thereto filed herewith:

BALANCE SHEET DATA:
                            AT JUNE 30,                    AT DECEMBER 31,
                ----------------------------------
--------------------------------
                    1997       1996       1995       1994       1993
1992
                ----------- ----------- ---------- ---------- ----------
----------
Current Assets  $20,172,348 $ 8,324,557 $4,351,326 $1,129,398 $1,224,496
$1,054,020
Total Assets     32,521,176  11,258,268  5,176,426  1,484,568  1,878,465
1,375,726
Current
 Liabilities     10,647,418   4,228,561  1,377,578    410,162    829,200
601,727
Working Capital   9,524,930   4,095,996  2,973,748    719,236    395,296
452,293

Long-Term Debt    5,473,841   1,352,937    907,711    554,323        -0-
480,000
Shareholders'
 Equity          16,399,917   5,676,770  2,891,137    520,083    648,765
293,999

STATEMENT OF INCOME DATA:
                              For The Years           For the Six Months
                              Ended June 30,            Ended June 30,
                             1997        1996          1995       1994
                         -----------  -----------   ----------  ----------
Sales                    $53,349,137  $14,542,421   $3,568,459  $1,929,200
Net Income (Loss)           (259,644)     527,034      111,373    (478,798)
Net Income (Loss)
  per Common Share       $      (.05) $       .09   $      .02  $     (.20)

Weighted Average Shares
 and Share Equivalents
 Outstanding               6,115,127    4,804,292    4,786,126   2,341,996

Cash Dividends Per Share         -0-          -0-          -0-         -0-

STATEMENT OF INCOME DATA:
                                     FOR THE YEAR ENDED DECEMBER 31,
                                 1994             1993            1992
                               ----------      ----------      ----------
Sales                          $3,945,745      $3,618,359      $3,440,701
Net Income (Loss)                (529,182)        (73,536)         79,126
Net Income (Loss)
 Per Common Share              $    (0.20)     $    (0.05)     $     0.07

Weighted Average Shares
 and Share Equivalents
 Outstanding                    2,688,927       1,434,466       1,180,407

Cash Dividends Per Share              -0-             -0-             -0-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of sales for the periods indicated:

                                    SIX MONTHS ENDED
                     YEARS ENDED              DECEM-    YEARS ENDED
                      JUNE 30,      JUNE 30,  BER 31,   DECEMBER 31,
                   ---------------   ------   ------   ---------------
                    1997     1996     1995     1994     1994     1993
                   ------   ------   ------   ------   ------   ------
Sales              100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
Cost of Sales       74.4%    72.1%    71.3%    73.8%    64.5%    57.0%
Gross Profit        25.6%    27.9%    28.7%    26.2%    35.5%    43.0%
Operating Expenses  24.3%    23.1%    23.6%    34.1%    40.1%    44.9%
Other Income
  (Expense)         (2.0%)
Net Income (Loss)
 Before Income
  Taxes (Benefit)   (0.7%)    5.8%     4.6%   (24.8%)  (13.4%)   (3.5%)
Income Taxes
 (Benefit)          (0.2%)    2.1%     1.5%       --       --    (1.4%)
Net Income (Loss)   (0.5%)    3.6%     3.1%   (24.8%)  (13.4%)   (2.0%)

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

     As a result of the factors discussed below, for the year ended June 30, 1997, the Company had a net loss of $259,644 compared to a net profit of $527,034 for the year ended June 30, 1996.

     Sales increased by $38,900,848 for the year ended June 30, 1997 as compared to the year ended June 30, 1996. Approximately $8,848,000 of the increase resulted from sales of bulk medical supplies by AmeriDyne and approximately $26,757,000 from sales of bulk medical supplies by Atlantic. Approximately $2,392,000 of the increase resulted from the sales of bulk medical supplies to the Company's majority shareholder. The balance of the increase, or approximately $903,000, resulted from sales of the Company's manufactured products.

     Gross profit for the year ended June 30, 1997, was $13,667,978 or 25.6% of sales, as compared to $4,051,318 or 27.9% of sales, for the year ended June 30, 1996. The decrease in gross profit as a percentage of sales is primarily the result of lower gross profit margins typically earned on the distribution of bulk medical supplies as compared to the gross profit margins historically earned by the Company's manufacturing enterprise.

     Operating expenses for the year ended June 30, 1997, were $12,973,675 as compared to $3,185,620 for the year ended June 30, 1996. The operating expenses increased approximately 407% as the result of the acquisitions, although as a percent of sales the increase represented a 2.4% increase. The increase of $9,788,056 in operating expenses is directly related to the increase of $38,901,000 in revenues. The largest components of operating expenses are indirect labor (including sales salaries and commissions), occupancy expense, depreciation and amortization, and insurance. In particular, prior to the acquisitions of AmeriDyne and Atlantic, the Company did not have a direct sales force and therefore incurred minimal selling expenses as a percentage of sales. Selling expenses as a percentage of sales now represents approximately 5% of total sales.

     Indirect labor, including sales salaries and commissions increased by $4,541,291 compared to the same period last year, to approximately $5,792,383. Occupancy expense, depreciation and amortization and insurance costs increased by $2,009,873 compared to the same period last year, to approximately $3,071,917.

     Other income and expenses are made up of interest expense, debts recovered that were previously written off, service charge income, and gains and losses on the disposition of assets. Interest expense for the year ended June 30, 1997 was $1,295,557 compared to $170,951 for the same period last year. Interest expense has increased primarily as a result of (1) the $5,000,000 convertible debentures issued on July 12, 1997, bearing interest at 9% per annum; (2) the Atlantic and Facility Notes issued for the purchase of Atlantic Medical Supply Company, Inc. and Facility Supply, Inc.; and (3) the increased usage of the Company's line of credit supporting sales growth throughout the year.

     Gains from the sale of assets for the year ended June 30, 1997 were approximately $600,000 compared to no such gains for the prior year. These gains resulted from the sale of the Company's manufacturing assets.

     The Company also incurred an expense of $500,000 in financing costs associated with the guarantee fee paid to the Company's Parent for its guarantee of the Atlantic and Facility Notes.

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

     Gross profit for the year ended June 30, 1996, was $4,051,318 or 27.8% of sales as compared to $1,739,553 or 31.1% of sales for the twelve months ended June 30, 1995. The gross profit percentage decreased in 1996 as compared to the comparable period in 1995 because the sales mix for 1996 was substantially higher in bulk medical supplies, which have a lower gross profit than the manufactured products. Approximately $980,000 of the increase in gross profit for the period ended June 30, 1996, was the result of the additional sales generated from the AmeriDyne acquisition.

     Operating expenses for the year ended June 30, 1996, increased to $3,185,620 as compared to $1,632,015 for the same period in 1995. Total operating expenses increased approximately $1,553,000 as a result of the increased volumes, but as a percentage of sales they decreased to approximately 23% of sales in 1996 versus 29% of sales in the same period in 1995. The AmeriDyne acquisition increased operating expenses by $635,000 for the year ended June 30, 1996. The largest components of operating expenses are indirect labor (including sales salaries and commissions), occupancy expense, depreciation and amortization, and insurance. Operating expenses decreased as a percentage of sales due to the Company's addition of bulk medical supplies to its product line. While the distribution of these products produces lower gross margins, this enterprise requires lower operating expenses to support revenues than the Company's manufacturing business. As revenues from the sales of bulk medical supplies have increased at a significantly faster rate than manufacturing (593% growth in distribution revenues during the twelve months ended June 30, 1996 compared to the twelve months ended June 30, 1995 versus 12% growth in manufacturing revenues during the same period), operating expenses as a percentage of total revenues consequently has declined.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had $9,524,930 of working capital as compared to working capital of $3,931,948 at June 30, 1996. The increase in working capital was primarily due to the acquisition of Atlantic Medical Supply Company, Inc. ("Atlantic Medical") which was completed during August 1996.

     Operating activities for the year ended June 30, 1997 utilized cash of $4,407,477 as compared to operating activities during the year ended June 30, 1996, which utilized cash of $124,047. Inventories increased by approximately $2,602,000 from June 30, 1996 as a result of increased inventory levels needed to serve the growing nursing home market, and approximately $2,280,000 of the increase resulted from the Atlantic Medical acquisition. Cash utilized by the increase in accounts receivable was approximately $5,343,000, primarily related to the acquisition of Atlantic Medical, as well as growth in sales generally.

     Cash flows from investing activities used cash of $69,183 for the year ended June 30, 1997 as a result of a loan of $354,267 from the Company's parent, $1,415,744 used for the acquisition of or deposits on additional equipment and $1,452,597 used for the Atlantic Medical acquisition. These amounts were offset by $3,350,000 in proceeds from the sale of the Company's manufacturing business.

     Cash flow of $4,642,098 was provided from financing activities for the year ended June 30, 1997 versus $695,487 for the year ended June 30, 1996. For the year ended June 30, 1997, $3,909,307 was provided from net bank borrowings, $211,846 was provided by the exercise of stock options and $609,465 was provided by the exercise of various classes of the Company's common stock warrants.

     Operating activities for the year ended June 30, 1996 utilized cash of $124,047 as compared to operating activities during the six months ended June 30, 1995, which utilized cash of $1,030,398.

     Inventories increased by approximately $1,579,000 from June 30, 1995 as a result of increased inventory levels needed to serve the growing nursing home market, and approximately $1,240,000 of the increase resulted form the AmeriDyne acquisition. Accounts receivable and accounts payable have increased due to the increased level of sales and inventories.

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

     At September 30, 1996, the Company replaced all of its existing lines of credit with a $7,000,000 revolving line of credit with Barnett Bank, secured by inventory and accounts receivable and bearing interest at the 30-day LIBOR rate plus 2%. In May 1997 this revolving line of credit was increased to $10,000,000. As of June 30, 1997, $5,886,545 had been borrowed against this line of credit. Management believes that the Company's working capital, together with anticipated net income from operations and unused lines of credit, will be adequate to meet the Company's needs for liquidity for at least the next twelve months. If additional short-term capital is needed, management believes that Retirement Care, the Company's majority shareholder, would pay down the amount it owes to the Company.

     The Company completed a $5 million debenture placement on July 12, 1996. These debentures bear interest at 9% per annum and are to be repaid in monthly installments beginning on July 1, 1999, with full payment due by July 1, 2003. The debentures are convertible into shares of the Company's Common Stock. The two debentures, each in the amount of $2.5 million, were purchased by Renaissance U.S. Growth and Income Trust, PLC, a fund listed on the London Stock Exchange, and by Renaissance Capital Growth & Income Fund III, Inc., a closed-end, publicly traded fund that invests in emerging growth companies. Renaissance Capital Group, Inc. of Dallas, Texas manages both of these investment funds.

     The Company plans to open four additional distribution centers around the United States during the next six months. Total capital expenditures anticipated to fund this expansion will approximate $1,250,000. The Company has received commitments from leasing and finance organizations in amounts sufficient to meet these anticipated needs.

     The Company presently does not anticipate any commitments for any other material capital expenditures.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Independent Auditors' Reports appear at pages F-1 through F-2, and the Financial Statements and Notes to Financial Statements appear at pages F-3 through F-25 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Directors and Executive Officers of the Company are as follows:

            NAME                 AGE         POSITIONS AND OFFICES HELD
      ------------------------   ---  --------------------------------------
      Donald F. Fox              48   President, Treasurer and Chief
                                      Financial Officer

      R. Scott Williams          36   Vice President - Strategic Development

      Greg K. Hunt               36   Vice President - Operations

      Roy Clifton Christianson   37   Vice President - Sales and Marketing

      Mark W. Partin             29   Vice President - Finance and Corporate
                                      Controller

      Chris Brogdon              48   Chairman of the Board and Director

      Edward E. Lane             60   Director

      Darrell C. Tucker          38   Director

      Philip M. Rees             33   Secretary

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

     Greg K. Hunt - Vice President - Operations. Mr. Hunt has been employed by the Company since June 1997. From April 1995 to June 1997, he was Vice President of Operations for Tri-Medical Supply, Inc., a distributor of medical supplies to the long-term and alternate care markets. From April 1993 to April 1995, Mr. Hunt was employed as Director of Purchasing by Convalescent Services, Inc., a long-term care operator. From July 1987 to April 1993, he was employed as Regional Operations Manager by Kimberly Quality Care, a provider of home healthcare services. From November 1983 to January 1987, Mr. Hunt was employed as a General Manager for American Surgical Supply, Inc., a home healthcare supplier.

     Roy Clifton Christianson - Vice President - Sales and Marketing. Mr. Christianson has been employed by the Company since August 1996. From April 1995 to August 1996, he was Vice President - Operations in charge of the Fayetteville distribution center for Atlantic Medical Supply Company, Inc., a distributor of medical supplies to the long-term care market. From March 1995 to April 1995, Mr. Christianson was Eastern Regional Vice President for the Long Term Care Division of General Medical, Inc., a distributor of medical products. From 1994 to 1995, he was a Director of Sales and Marketing for the Long Term Care Division of Bergen Brunswig, a manufacturer and distributor of pharmaceuticals and medical products. From 1978 to 1994, Mr. Christianson was employed by Southeastern Hospital Supply, Inc., a distributor of medical supplies, in various capacities, the last being Vice President of Sales and Marketing for the Long Term Care Division.

     Mark W. Partin - Vice President - Finance. Mr. Partin has been employed by the Company since May 1997. From 1995 to 1997, he worked with The Williams Group of Companies, a diversified services company, in various capacities, including Corporate Controller, Chief Financial Officer of a subsidiary and Director of Special Projects, working extensively on mergers and acquisitions. From 1991 to 1995, Mr. Partin was an accountant in the audit department of Arthur Andersen, L.L.P. He received his CPA certification in the State of Georgia in 1993. Mr. Partin received his Bachelor of Science in Business Administration degree from the University of Tennessee in 1991.

     Chris Brogdon - Chairman of the Board and Director. Mr. Brogdon has been a Director of the Company since September 30, 1994. He has served as President and a Director of Retirement Care Associates, Inc. ("Retirement Care"), a New York Stock Exchange company, since October, 1991. He also served as Treasurer of Retirement Care from October, 1991, to November, 1993. He served as Secretary of Capitol Care Management Company, Inc. ("Capitol Care"), a wholly-owned subsidiary of Retirement Care, since July, 1990. Mr. Brogdon has been involved in financing and operating nursing homes and retirement communities since 1982. From 1969 until 1982, Mr. Brogdon was employed in the securities business as a retail salesman. Mr. Brogdon attended Georgia State University in Atlanta, Georgia. Since March, 1987, Mr. Brogdon has been Secretary/Treasurer of Winter Haven Homes, Inc. ("WHH") and since August, 1990, he has been Secretary/Treasurer of National Assistance Bureau, Inc. ("NAB"). Both WHH and NAB are engaged in the business of owning and operating nursing homes and retirement communities. These two companies either own or operate pursuant to long-term leases with options to purchase, or are the sole or managing general partner of limited partnerships that own or lease a total of ten nursing home properties. Mr. Brogdon is also a Director of a publicly-held company which provides physical, speech and occupational therapists to nursing homes and other long-term care providers, and of New Care Health Corporation, a publicly-held company which provides senior residential care services, primarily as an operator of long-term care facilities.

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

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, the following persons who were either a director, officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year:  Scott
F. Lochridge, a former Executive Officer, filed one Form 4 late which reported one transaction, and Mark W. Partin and Greg K. Hunt each filed Form 3's late.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's Chief Executive Officer and each other executive officer who received compensation in excess of $100,000 for the years ended June 30, 1997 and 1996, the six months ended June 30, 1995, and the year ended December 31, 1994:

                             SUMMARY COMPENSATION TABLE
                                                      LONG-TERM COMPENSATION
                         ANNUAL COMPENSATION          AWARDS       PAYOUTS
                                                          SECURI-
                                                          TIES
                                                          UNDERLY-
                                        OTHER   RE-       ING              ALL
                                        ANNUAL  STRICTED  OPTIONS/
OTHER
NAME AND PRINCIPAL                      COMPEN- STOCK     SARs     LTIP
COMPEN-
     POSITION      YEAR  SALARY  BONUS  SATION  AWARD(S)  (NUMBER) PAYOUTS
SATION
------------------ ---- -------- -----  ------  --------  -------- -------
-------
Donald F. Fox,     1997  $167,500  -0-     -0-      --         --      --
-0-
 President         1996  $ 30,000  -0-     -0-      --      75,000     --
-0-

Gerald J. Flanagan,1997  $100,000  -0-     -0-      --         --      --
-0-
 President<FN1>    1996  $100,000  -0-     -0-      --         --      --
-0-
                   1995  $ 50,000  -0-     -0-      --         --      --
-0-
                   1994  $ 69,250  -0-     -0-      --         --      --
-0-
Roy Cliff
  Christianson,    1997  $173,000  -0-   $6,200     --      25,000     --
-0-
  Vice President -                        <FN2>
  Sales & Marketing

Scott F. Lochridge,1997  $155,000  -0-     -0-      --         --      --
-0-
  Vice President -
  Purchasing <FN3>

William J.
 Gabriele, Chief   1994  $114,500  -0-     -0-      --         --      --
-0-
 Executive Officer
 <FN4>
-----------------------------

<FN1>
Mr. Flanagan relinquished his title as President of the Company in April 1996, and became Vice President of Manufacturing. In June 1997, Mr. Flanagan ceased to be an officer of the Company.
<FN2>
Represents a car allowance paid to Mr. Christianson.
<FN3>
Mr. Lochridge ceased to be an officer of the Company in June 1997.
<FN4>
Mr. Gabriele resigned as an officer and Director of the Company on September 30, 1994.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                POTENTIAL
                                                                REALIZABLE
                                                             VALUE AT ASSUMED
                                                               ANNUAL RATES
                                                              OF STOCK PRICE
                                                              APPRECIATION FOR
                           INDIVIDUAL GRANTS                 OPTION TERM<FN1>
               --------------------------------------------- -----------------
               NUMBER OF
               SECURITIES   % OF TOTAL
               UNDERLYING  OPTIONS/SARs
                OPTIONS/    GRANTED TO    EXERCISE    EXPIR-
                 SARs      EMPLOYEES IN    OR BASE    ATION
      NAME     GRANTED(#)  FISCAL YEAR   PRICE($/SH)  DATE    5%($)   10%($)
-------------- ----------  ------------  -----------  ------ ------- -------
Roy Clifton
Christianson     25,000       23.3%        $5.75      8/6/01 $49,715 $87,761
---------------
<FN1>
Gains are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercise are dependent on the future performance of the Company's Common Stock as well as the option holder's continued employment. The amounts reflected in this table may not necessarily be achieved.

                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                 AND FY-END OPTION/SAR VALUES

                                        SECURITIES UNDER-  VALUE OF UNEXER-
                    SHARES              LYING UNEXER-      CISED-IN-THE
                    ACQUIRED            CISED OPTIONS      MONEY\OPTIONS/
                    ON                  SARS AT FY-END     SARS AT FY-END
                    EXERCISE  VALUE     EXERCISABLE/       EXERCISABLE/
      NAME          (NUMBER)  REALIZED  UNEXERCISABLE      UNEXERCISABLE
------------------  --------  --------  ----------------   ----------------
Donald F. Fox          -0-      -0-        75,000/0        $  173,438/$0
Gerald J. Flanagan   28,000   $ 95,410    208,250/0        $1,204,206/$0
Roy Clifton
  Christianson         -0-      -0-        25,000/0        $   48,438/$0

EMPLOYMENT AGREEMENTS

     In November 1993, effective as of July 1, 1993, the Florida Subsidiary and the Company executed a five year employment agreement with Gerald J. Flanagan., who was Vice President - Manufacturing, until June 1997. The agreement shall be automatically extended for additional one year periods unless terminated by either party on 60 days' notice. The agreement provides for a base salary of $75,000 per year plus incentive bonuses, and the same medical and life insurance benefits as are provided to the Company's senior executive officers. The agreement contains trade secrets, confidentiality and non-competition covenants. Effective October 1, 1994, Mr. Flanagan's salary was increased to $100,000 per year. Mr. Flanagan is no longer an officer of the Company, but is still an employee.

     R. Scott Williams, the Company's Vice President of Marketing, has an employment agreement with the Company pursuant to which he presently receives an annual salary of $120,000. The initial term of this agreement was through February 21, 1995, but is automatically extendable for additional one year periods unless either party gives 60 days' notice of an intent to terminate prior to the end of a term.

     Scott F. Lochridge, who was Vice President of Purchasing until June
1997, has a two-year employment agreement with AmeriDyne which became effective on March 1, 1996. Under this agreement, Mr. Lochridge will receive a base salary of $150,000 during the first year and $165,000 during the second year. He will also be entitled to performance-based bonuses under a plan to be agreed upon which would allow him to earn up to 30% of his annual salary as additional compensation. Mr. Lochridge is also entitled to a $500,000 term life insurance policy, the beneficiary of which is to be named by him, and a $500 per month automobile allowance.

     Donald F. Fox, who became President of the Company in April 1996, presently has no employment agreement with the Company. From April to July 1996 he received a salary of $120,000 per year. Effective July 15, 1996, his salary was increased to $160,000 per year, and on January 1, 1997 it was increased to $175,000 per year.

     Roy Cliff Christianson, who became Vice President - Sales and Marketing in October 1996, has no employment agreement with the Company. He currently receives an annual salary of $120,000.

     Mark W. Partin, who became Vice President - Finance in May 1997, has no employment agreement with the Company. He currently receives an annual salary of $85,000.

     Greg K. Hunt, who became Vice President - Operations in June 1997, has no employment agreement with the Company. He currently receives an annual salary of $85,000.

NON-QUALIFIED EMPLOYEE STOCK BONUS PLAN

     On April 20, 1993, the Company's Board of Directors and a majority of the owners of its Common Stock approved the adoption by the Company of a Non-Qualified Employee Stock Bonus Plan (the "Plan") to reward individual performance, provide incentives for employee performance, and to attract and retain employees. The Company set aside 1,050,000 shares of its Common Stock under the Plan, which is administered by the Board of Directors. Shares may be awarded to employees of the Company, including its Subsidiaries, at a purchase price of not less than $.01 per share. Options awarded under the Plan will vest over a three year period and are exercisable for a period of five years from date of grant. The only options which have been granted under the Plan are an option to purchase 262,500 shares granted to Gerald J. Flanagan, a former officer of the Company, in July 1993, exercisable at $1.905 per share; an option to purchase 105,000 shares granted to R. Scott Williams, an officer of the Company, in October 1994, exercisable at $2.143 per share; and options to purchase an aggregate of 52,500 shares granted to two employees in May 1995, exercisable at $3.714 per share; and options to purchase an aggregate of 47,250 shares granted to six employees in December, 1995, exercisable at $4.11 per share.

1996 STOCK OPTION PLAN

     On February 1, 1996, the Company's Board of Directors adopted the Company's 1996 Stock Option Plan (the "1996 Plan"). The plan was approved by the Company's shareholders in January 1997. The 1996 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are key employees of the Company. Vesting provisions are determined by the Board at the time options are granted. The total number of shares of Common Stock subject to options under the 1996 Plan may not exceed 815,000, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. The option price must be satisfied by the payment of cash.

     The Board of Directors may amend the 1996 Plan at any time, provided that the Board may not amend the 1996 Plan to materially increase the number of shares available under the 1996 Plan, materially increase the benefits accruing to Participants under the 1996 Plan, or materially change the eligible class of employees without shareholder approval.

     On February 1, 1996, the Board of Directors granted non-qualified stock options to purchase an aggregate of 89,250 shares of Common Stock. All of the options are exercisable at $4.643 per share and are fully vested. The options will expire five years after the date of grant.

     Included in options granted on February 1, 1996, are non-qualified stock options granted to Chris Brogdon, Edward E. Lane and Darrell C. Tucker, Directors of the Company, to purchase 26,250 shares each, and non-qualified stock options granted to Phillip M. Rees, Secretary of the Company, to purchase 10,500 shares.

     On April 15, 1996, the Board of Directors granted a non-qualified stock option to Donald F. Fox, the Company's President, to purchase 75,000 shares of the Company's Common Stock at $5.375 per share. The option is fully vested and will expire five years after the date of grant.

     On July 1, 1996, the Board of Directors granted a non-qualified stock option to an employee of a subsidiary to purchase 25,000 shares of Common Stock at $5.75 per share. The option was fully vested but expired upon the termination of the employment of this person.

     On August 6, 1996, the Board of Directors granted a non-qualified stock option to Christopher L. Pence, who was then Vice President - Finance of the Company, to purchase 25,000 shares of Common Stock at $5.75 per share. The options became fully vested, and expire five years after the date of grant.

     On August 9, 1996, the Board of Directors granted non-qualified stock options to two employees each to purchase 50,000 shares of Common Stock at $5.00 per share. These options are fully vested and expire five years after the date of grant.

     On October 23, 1996, the Company granted an incentive stock option to an employee to purchase 7,500 shares of Common Stock at $5.00 per share. This option is fully vested and will expire five years after the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of October 3, 1997, as to the shares of the Common Stock beneficially owned by each person who is the beneficial owner of more than five percent (5%) of the Company's shares, each of the Company's Directors and by all of the Company's Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares shown except as noted.

                                             AMOUNT OF BENE-        PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER         OFFICIAL OWNERSHIP     OF CLASS
Retirement Care Associates, Inc.<FN1>         5,440,878 <FN2>         64.4%
6000 Lake Forrest Drive, Suite 200
Atlanta, GA  30328

Donald F. Fox                                    85,000 <FN3>          1.0%
6025 Shiloh Road
Alpharetta, GA 30005

Roy Clifton Christianson                         25,000 <FN4>          0.3%
4401 Distribution Drive
Fayetteville, NC 28311

R. Scott Williams                               113,077 <FN5>          1.4%
6025 Shiloh Road
Alpharetta, GA 30005

Mark W. Partin                                       --                 --
6025 Shiloh Road
Alpharetta, GA 30005

Greg K. Hunt                                         --                 --
6025 Shiloh Road
Alpharetta, GA 30005

Chris Brogdon                                   114,050 <FN6>          1.4%
6000 Lake Forrest Drive, Suite 200
Atlanta, GA  30328

Edward E. Lane                                   67,200 <FN7>          0.8%
6000 Lake Forrest Drive, Suite 200
Atlanta, GA  30328

Darrell C. Tucker                                31,500 <FN8>          0.4%
6000 Lake Forrest Drive, Suite 200
Atlanta, GA  30328

Philip M. Rees                                   10,500 <FN9>          0.1%
6000 Lake Forrest Drive, Suite 200
Atlanta, GA  30328

All Directors and Executive Officers            446,327                5.2%
as a Group (8 Persons)
__________________

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

In addition, Connie Brogdon, the wife of Chris Brogdon, is a principal shareholder of Retirement Care. The following sets forth the percentage ownership beneficially held by such persons in Retirement Care:

                     Chris Brogdon               18.0%
                     Edward E. Lane              17.7%
                     Darrell C. Tucker            4.4%
                     Julian S. Daley              0.3%
                     Harlan Mathews               0.1%
                     Connie Brogdon              18.0%
<FN2>
Includes 5,207,003 shares held by Retirement Care, 44,625 shares underlying Class C Warrants held by Retirement Care; 89,250 shares of Common Stock into which shares of Series A Convertible Preferred Stock held by Retirement Care may be converted; and 100,000 shares underlying an option held by Retirement Care.
<FN3>
Includes 10,000 shares held directly by Mr. Fox and 75,000 shares underlying currently exercisable stock options held by Mr. Fox.
<FN4>
Represents 25,000 shares issuable upon the exercise of currently exercisable stock options held by Mr. Christianson.
<FN5>
Includes 8,077 shares of Common Stock held directly by Mr. Williams and 105,000 shares issuable upon the exercise of currently exercisable stock options held by him.
<FN6>
Includes 65,300 shares held directly by Mr. Brogdon; 10,000 shares held by Mr. Brogdon's wife; 12,500 shares which represents one-half of the shares owned by Winter Haven Homes, Inc. of which Mr. Brogdon's wife is a 50% owner; and 26,250 shares issuable upon the exercise of currently exercisable stock options held by him. Does not include shares held by Retirement Care Associates, Inc. of which Mr. Brogdon is an officer, director and a principal shareholder.
<FN7>
Includes 28,450 shares held directly by Mr. Lane; 12,500 shares which represents one-half of the shares owned by Winter Haven Homes, Inc. of which Mr. Lane is 50% owner; and 26,250 shares issuable upon the exercise of currently exercisable stock options held by him. Does not include shares held by Retirement Care Associates, Inc. of which Mr. Lane is an officer, director and a principal shareholder.
<FN8>
Represents 5,250 shares held directly by Mr. Tucker, and 26,250 shares issuable upon the exercise of currently exercisable stock options held by him. Does not include shares held by Retirement Care Associates, Inc. of which Mr. Tucker is an officer and director.
<FN9>
Represents 10,500 shares issuable upon the exercise of currently exercisable stock options held by Mr. Rees.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 1994, Retirement Care Associates, Inc., the Company's majority shareholder, advanced the Company $165,000. This was repaid without interest during February 1995.

     In February 1995, Retirement Care Associates, Inc. ("Retirement Care"), the Company's majority shareholder, purchased 85,000 shares of Series A Preferred Stock and 42,500 Class C Redeemable Common Stock Purchase Warrants for a total of $340,000 in cash as part of a private offering conducted by the Company. Also in February 1995, the Company advanced $1,168,901 out of the proceeds of the private offering to Retirement Care. The advance to Retirement Care is due on demand and is interest free. This transaction was approved by the only disinterested member of the Board of Directors based on an understanding among the Board members that Retirement Care will repay the advance as the Board determines the Company needs the money. In addition, if the Company needs to borrow money from Retirement Care, as it did in 1994, Retirement Care will loan the money on an interest free basis. It is the Company's policy that all transactions with affiliates, including major shareholders and members of management, must be approved by a majority of the disinterested directors. On July 11, 1996, Retirement Care repaid $613,563 to the Company, representing the entire outstanding balance owed to the Company from the proceeds of the private offering advanced to Retirement Care in February, 1995. On August 22, the Company advanced $750,000 to Retirement Care out of the proceeds of the sale of Convertible Debentures in July, 1996, pursuant to an agreement between the Company and Retirement Care dated August 22, 1996. This agreement stipulates that funds advanced to Retirement Care by the Company, or by Retirement Care to the Company, must be repaid within 45 days of the date of the advance and will bear interest at the prime interest rate published in the Wall Street Journal. As of June 30, 1997, Retirement Care owed $1,000,000 to the Company under this agreement.

     During the year ended June 30, 1997, nursing home and retirement facilities owned, leased or managed by Retirement Care purchased a total of approximately $7,848,000 in bulk medical supplies from the Company. The sales made to these facilities are at the same prices the Company would receive from non-affiliated persons. As of June 30, 1997, such facilities owed the Company $5,135,000 in accounts receivable in connection with such sales.

     Retirement Care has guaranteed lines of credit of the Company totaling approximately $10,000,000 from a commercial bank. As of June 30, 1997, $5,886,000 had been drawn on this line of credit.

     In August 1996, the Company issued promissory notes totaling $10,850,000 in connection with the acquisition of Atlantic Medical Supply, Inc. and a related company. Retirement Care agreed that in the event of a default in the payment of such promissory notes, they could be converted into shares of Retirement Care's common stock, and that Retirement Care would register such stock for resale under the Securities Act of 1933. In connection with this matter, the Company agreed to issue 100,000 shares of its Common Stock to Retirement Care and an option to purchase an additional 100,000 shares of Common Stock at $5.00 per share to Retirement Care as compensation for its services.

     On January 10, 1997, the Company repaid the promissory notes of approximately $10,850,000 plus accrued interest which were due on that date. The source of funds for the repayment was a $9,750,000 loan from Retirement Care and borrowings under the Company's bank line of credit. The loan from Retirement Care was made pursuant to a Convertible Promissory Note issued to Retirement Care on January 10, 1997, which bore interest at 9% per annum, was unsecured, and due on demand. The Convertible Promissory Note was convertible into shares of the Company's Common Stock at a conversion price of $5.00 per share, at the election of the holder. Retirement Care exercised its conversion rights under the Convertible Promissory Note as of January 10, 1997, and, accordingly, a total of 1,950,000 shares of Common Stock were issued to Retirement Care.

     Scott F. Lochridge, who was an officer of the Company until June 1997, holds a promissory note from a subsidiary of the Company dated March 1, 1996, in the principal amount of $176,419. The note bears interest at 10% per annum and is payable in 36 equal monthly installments of $5,693 commencing April 1, 1996. As of June 30, 1997, $109,000 in principal was outstanding under this promissory note.

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

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:
                                                                 PAGE(S)

Reports of Independent Certified Public Accountants............. F-1 to F-2

Consolidated Balance Sheets as of June 30, 1997, and
June 30, 1996....................................................... F-3

Consolidated Statements of Income for the years ended
June 30, 1997 and 1996; the six months ended June 30, 1996,
and for the year ended December 31, 1994............................ F-4

Consolidated Statements of Shareholders' Equity for
the years ended June 30, 1997 and 1996, the six months ended
June 30, 1996, and for the year ended December 31,
1994............................................................ F-5 to F-8

Consolidated Statements of Cash Flows for the
years ended June 30, 1997 and 1996, the six months ended
June 30, 1996, and for the year ended December 31,
1994............................................................ F-9 to F-10

Notes to Financial Statements................................... F-11 to F-25

     (a) 2. FINANCIAL STATEMENT SCHEDULES. All schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

    (a)  3.  EXHIBITS:

EXHIBIT
NUMBER   DESCRIPTION                        LOCATION

  2.1    Agreement and Plan of Merger and   Incorporated by reference to
         Reorganization, dated as of        Exhibit 2.1 to the Company's
         February 17, 1997, among Sun       Current Report on Form 8-K
         Healthcare Group, Inc., Nectarine dated February 17, 1997 Acquisition Corporation and
         Contour Medical, Inc.

  2.2    Amendment No. 1 to the Agreement   Incorporated by reference to
         and Plan of Merger and Reorgani-   Exhibit 2.1 to the Company's
         zation dated as of February 17,    Current Report on Form 8-K
         1997 among Sun Healthcare Group,   dated August 21, 1997
         Inc., Nectarine Acquisition Cor-
         poration and Contour Medical, Inc.

  2.3    Asset Purchase Agreement with      Filed herewith electronically
         RawCar Group, L.L.C.

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

  10.1   Non-Qualified Employee Stock       Incorporated by reference to
         Bonus Plan                         Exhibit 10.6 to the Company's
                                            Form S-1 Registration State-
                                            ment (File No. 33-66024)

  10.2   Employment Agreement by and be-    Incorporated by reference to
         tween Contour Medical Fabricaors   Exhibit 10.8 to the Company's
         of Florida, Inc., Associated       Form S-1 Registration State-
         Healthcare Industries, Inc. and    ment (File No. 33-66024)
         Gerald J. Flanagan, dated
         July 1, 1993

  10.3   1996 Stock Option Plan             Incorporated by reference to
                                            Exhibit 10.9 to the Company's
                                            Form S-1 Registration State-
                                            ment (File No. 33-64977)

  10.4   Agreement and Plan of Merger by    Incorporated by reference to
         and among Contour Medical, Inc.    Exhibit 10 to the Company's
         Contour Merger Sub, Inc., Scott    Current Report on Form 8-K
         F. Lochridge and AmeriDyne         Dated March 1, 1996
         Corporation

  10.5   Employment Agreement with          Incorporated by reference to
         Scott F. Lochridge                 Exhibit 10.11 to the Company's
                                            Form S-1 Registration State-
                                            ment (File No. 33-64977)

  10.6   Promissory Note from AmeriDyne     Incorporated by reference to
         Corporation from Scott F.          Exhibit 10.13 to the Company's
         Lochridge                          Form S-1 Registration State-
                                            ment (File No. 33-64977)

  10.7   Share Purchase Agreement for       Incorporated by reference to
         the acquisition of Atlantic        Exhibit 10.1 to the Company's
         Medical Supply Company, Inc.       Report on Form 8-K dated
                                            August 6, 1996

  10.8   Lease Agreement with William A.    Incorporated by reference to
         and Gerald Gehrand dated           Exhibit 10.8 to the Company's
         February 1, 1995, relating to      Transition Report on Form
         Registrant's warehouse space in    10-K for the period ended
         St. Petersburg, Florida            June 30, 1995

  10.9   Convertible Debenture Loan         Incorporated by reference to
         Agreement with Renaissance         Exhibit 10.1 to the Company's
         Capital Growth & Income Fund       Annual Report on Form 10-K for
         III, Inc., and Renaissance US      the year ended June 30, 1996
         Growth and Income Trust PLC

  10.10  Letter Agreement dated August      Incorporated by reference to
         22, 1996 with Retirement Care      Exhibit 10.25 to the Company's
         Associates, Inc.                   Annual Report on Form 10-K for
                                            the year ended June 30, 1996

  10.11  Lease Agreement with Meadows       Filed herewith electronically
         I/II,LLC for Alpharetta, Georgia
         Facility

  10.12 Sublease Agreement with Sunscript Filed herewith electronically Pharmacy Corporation on Alpha-retta, Georgia Facility

  10.13  Lease Agreement with Spieker       Filed herewith electronically
         Properties, L.P. for Portland,
         Oregon Facility

  10.14  Sublease Agreement with RawCar     Filed herewith electronically
         Group, L.L.C.

  10.15  Lease Agreement with Westport      Filed herewith electronically
         Business Park Associates for
         Ft. Lauderdale facility

  21     Subsidiaries of the Registrant     Filed herewith electronically

  23.1   Consent of Cherry, Bekaert &       Filed herewith electronically
         Holland, L.L.P.

  23.2   Consent of BDO Seidman, LLP        Filed herewith electronically

  27     Financial Data Schedule            Filed herewith electronically

All financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

    (b) The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1997.

                REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Contour Medical, Inc.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Contour Medical, Inc. (a subsidiary of Retirement Care Associates, Inc.) and Subsidiaries (the Company) as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Contour Medical, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Cherry, Bekaert & Holland, L.L.P.
Cherry, Bekaert & Holland, L.L.P.
Greensboro, North Carolina

October 9, 1997

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Contour, Medical, Inc.
St. Petersburg, Florida

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Contour Medical, Inc. (a subsidiary of Retirement Care Associates, Inc.) and Subsidiaries for the six months ended June 30, 1995 and the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Contour Medical, Inc. and Subsidiaries for the six months ended June 30, 1995 and the year ended December 31, 1994, in conformity with generally accepted accounting principles.

/s/ BDO SEIDMAN, LLP
BDO SEIDMAN, LLP

Orlando, Florida
August 18, 1995, except for the stock split discussed in Note 9 which is as of March 15, 1996

             CONTOUR MEDICAL, INC.  AND SUBSIDIARIES
                   Consolidated Balance Sheets
                      June 30, 1997 and 1996

                                                    1997             1996
ASSETS                                          -----------     -----------
Cash                                            $   311,657     $   146,219
Accounts receivable:
     Related parties                              5,135,189       1,918,000
     Trade, net of allowance for bad debts
       of approximately $2,805,000 in 1997
          and $410,000 in 1996                    7,811,635       2,527,676
Inventories                                       5,130,142       2,876,792
Refundable income taxes                                   -          21,406
Deferred income taxes                               572,875         164,048
Prepaid expenses and other                          237,687          51,519
Due from parent                                     973,164         618,897
          Total current assets                   20,172,349       8,324,557

Property and equipment, net                       1,492,918       1,223,195

Other assets:
     Deposit on equipment                           311,453         416,184
     Other                                          434,529           8,167
     Goodwill, net of accumulated amortization
      of approximately $251,000 in 1997 and
       $11,000 in 1996                           10,109,927       1,286,165
                                                 10,855,909       1,710,516

                                                $32,521,176     $11,258,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt         6,079,086       1,825,193
     Accounts payable                             3,839,548       2,036,652
     Accrued expenses                               728,784         366,716
          Total current liabilities              10,647,418       4,228,561

Long-term debt, less current maturities           5,473,841       1,352,937
                                                 16,121,259       5,581,498
Stockholders' equity:
  Preferred stock - Series A convertible;
    $.001 par value, shares authorized -
    1,256,000; issued and outstanding -
    1335,000 and 600,000, respectively,
    at aggregate liquidation preference             623,414       2,528,000
  Common stock; $.001 par value, shares
    authorized - 76,000,000; issued and
    outstanding - 8,127,376 and 5,214,223,
    respectively (net of $765 discount)               7,334           4,449
  Additional paid-in capital                     15,796,188       2,911,696
  Retained earnings (deficit)                       (27,019)        232,625
          Total stockholders' equity             16,399,917       5,676,770

                                                $32,521,176     $11,258,268

The accompanying notes are an integral part of these consolidated financial statements.

             CONTOUR MEDICAL, INC.  AND SUBSIDIARIES
              Consolidated Statements of Operations

                                                     Six Months
                            Year Ended   Year Ended    Ended     Year Ended
                             June 30,     June 30,    June 30,   December 31,
                               1997         1996        1995        1994
                           -----------  -----------  ----------  -----------
Sales                      $53,349,137  $14,542,421  $3,568,459  $3,945,745

Cost of sales               39,681,159   10,491,103   2,544,376   2,545,925

  Gross profit              13,667,978    4,051,318   1,024,083   1,399,820

Selling, general and
  administrative expenses   12,973,675    3,185,620     841,275   1,550,385
Litigation settlements               -            -           -      30,000

Income (loss) from
  operations                   694,303      865,698     182,808    (180,565)

Other income (expenses):
  Offering costs                     -            -           -    (305,731)
  Interest                  (1,295,556)    (170,951)    (39,098)    (53,627)
  Other, net                   226,352      144,453      22,381      10,741

                            (1,069,204)     (26,498)    (16,717)   (348,617)

Income (loss) before
  income taxes                (374,901)     839,200     166,091    (529,182)

Income tax (expense)
  benefit                      115,257     (312,166)    (54,718)          -

Net income (loss)          $  (259,644) $   527,034  $  111,373  $ (529,182)

Earnings (loss) per share  $     (0.05) $      0.09  $     0.02  $    (0.20)

Weighted average common
  shares and share
  equivalents outstanding    6,115,127    4,804,292   4,786,126   2,688,927

The accompanying notes are an integral part of these consolidated financial statements.
                               F-4
PAGE>
             CONTOUR MEDICAL, INC.  AND SUBSIDIARIES
         Consolidated Statements of Stockholders' Equity

                                                      Additional   Retained
                                      Common Stock     Paid-In     Earnings
                                    Shares    Amount   Capital    (Deficit)
                                   ---------  ------  ----------  ---------
Balance, December 31, 1993         2,308,239  $1,129  $  140,923  $ 185,971
  Conversion of preferred
   stock and warrants:
     Class A                         219,182     220      39,557    (14,777)
     Class B                          33,333      33         (33)         -
     Class D                         238,450     238      75,212    (47,794)
     Class E                         172,986     173     295,569          -
     Class One                     2,000,000   2,000     370,844          -
  Net loss                                 -       -           -   (529,182)

Balance, December 31, 1994         4,972,190   3,793     922,072   (405,782)
  Issuance of Series A
   preferred stock                         -       -    (214,997)         -
  Exercise of common stock
   options                            15,385      15      19,985          -
  Correction of Class A
   preferred stock Conversion            255       -           -          -
  Redemption of Class A
   warrants                                -       -         (40)         -
  Tax benefit from utilization
   of net operating loss
   carryforward                            -       -      54,718          -
  Retirement of treasury stock      (414,230)      -           -          -
  Net loss                                 -       -           -    111,373

Balance June 30, 1995              4,573,600   3,808     781,738   (294,409)
  Issuance of stock                  352,018     353   2,045,753          -
  Exercise of common stock            25,000      25      49,975          -
  1.05-for-1 forward stock split     247,601     247        (247)         -
  Correction for preferred stock      16,004      16         (16)         -
  Short-swing liability from a
   shareholder                             -       -      36,531          -
  Preferred dividends in arrears           -       -    (128,000)
  Tax benefit from utilization
   of net operating loss carry-
   forward                                 -       -     125,962          -
  Net income                               -       -           -    527,034

Balance, June 30, 1996             5,214,223 $ 4,449  $2,911,696  $ 232,625

The accompanying notes are an integral part of these consolidated financial statements.

             CONTOUR MEDICAL, INC.  AND SUBSIDIARIES
   Consolidated Statements of Stockholders' Equity (continued)

                                                     Additional   Retained
                                      Common Stock     Paid-In    Earnings
                                    Shares    Amount   Capital    (Deficit)
                                   ---------  ------  ----------  ---------
Balance, June 30, 1996             5,214,223  $4,449  $2,911,696  $ 232,625
  Convertible debt from
   Atlantic acquisition con-
   verted to common stock          1,950,000   1,950   9,748,050          -
  Common stock issued for RCA's
   guarantee of Contour's debt
   for Atlantic                      100,000     100     499,900          -
  Series A converted to common
   stock                             488,250     488   1,859,512          -
  Series A cumulative dividend
   accrual                                 -       -     (43,934)         -
  Series A dividends paid
  Non-qualified options exercised
   for common stock                   68,083      40     154,306          -
  1996 plan options exercised for
   common stock                       10,000      10      57,490          -
  Class B warrants exercised for
   common stock                       42,285      42     181,182          -
  Class C warrants exercised for
   common stock                       26,250      27     112,473          -
  Consultant's warrants exercised
   for common stock                  228,285     228     315,513          -
  Net income                               -       -           -   (259,644)

Balance, June 30, 1997             8,127,376  $7,334 $15,796,188   $(27,019)

The accompanying notes are an integral part of these consolidated financial statements.

             CONTOUR MEDICAL, INC.  AND SUBSIDIARIES
   Consolidated Statements of Stockholders' Equity (continued)


                                                     Convertible Preferred
                                  Treasury Stock       Stock - Series A
                                 Shares    Amount    Shares        Amount
                               --------    ------   --------    -----------
Balance, December 31, 1993      414,230    $  -            -    $         -

Balance, December 31, 1994      414,230       -            -              -
  Issuance of Series A
   preferred stock                    -       -      600,000      2,400,000
  Retirement of treasury
   stock                       (414,230)      -            -              -

Balance June 30, 1995                 -       -      600,000      2,400,000

  Preferred dividends in
   arrears                            -       -            -        128,000

Balance, June 30, 1996                -       -      600,000      2,528,000

  Series A converted to
   common                             -       -     (465,000)    (1,860,000)
  Series A cumulative
   dividend accrual                   -       -            -         43,934
  Series A dividends paid             -       -            -        (88,520)

Balance June 30, 1997                 -    $  -      135,000    $   623,414
The accompanying notes are an integral part of these consolidated financial statements.

             CONTOUR MEDICAL, INC.  AND SUBSIDIARIES
   Consolidated Statements of Stockholders' Equity (continued)

                               Convertible Preferred  Convertible Preferred
                                 Stock - Class A        Stock - Series B
                                 Shares   Amount        Shares   Amount
                                -------- --------      --------  ------
Balance, December 31, 1993       99,525  $ 25,000            2        -
  Conversion of preferred
   stock and warrants:
    Class A                     (99,525)  (25,000)           -        -
    Class B                           -         -           (2)       -

Balance, December 31, 1994            -  $      -            -    $   -


                               Redeemable Cumulative   Convertible Preferred
                              Preferred Stock Class D    Stock - Class One
                                 Shares     Amount       Shares     Amount
                              ----------   --------    ----------  --------
Balance, December 31, 1993     1,074,176   $400,500             -  $      -
 Conversion of preferred
  stock and warrants:
    Class D                   (1,074,176)  (400,500)    2,000,000   372,844
    Class One                          -          -    (2,000,000) (372,844)

Balance, December 31, 1994             -   $      -             -  $      -

The accompanying notes are an integral part of these consolidated financial statements.

             CONTOUR MEDICAL, INC.  AND SUBSIDIARIES
              Consolidated Statements of Cash Flows

                                                       Six Months
                               Year Ended   Year Ended   Ended     Year Ended
                                 June 30,    June 30,   June 30,  December 31,
                                  1997        1996        1995       1994
                              -----------  ----------  ----------- ---------
Cash flows from operating
activities:
  Net income (loss)           $  (259,644) $  527,034  $   111,373 $(529,182)
  Adjustments to reconcile
  net income (loss)to net
  cash used in operating
  activities:
    Gain on sale of assets       (608,423)          -            -         -
    Depreciation and
     amortization                 861,241     255,757       51,670    98,684
    Guaranty fee                  500,000           -            -         -
    Offering costs                      -           -            -   305,731
    Provision for doubtful
     accounts                     382,188           -            -         -
    Tax benefit from util-
     ization of net operat-
     ing loss carryforward              -     207,990       54,718         -
Cash provided by (used in):
     Accounts receivable       (5,343,342) (1,364,353)  (1,123,856)  (34,558)
     Inventories                   42,501    (318,832)    (908,317)   33,978
     Refundable income taxes     (150,865)    (10,726)      (2,500)   90,941
     Prepaid expenses and
      other                      (121,788)     32,059      (61,325)   (6,189)
     Accounts payable             (71,414)    402,534      767,004    23,263
     Accrued expenses             362,069     144,490       80,835   (10,801)
Net cash provided by (used in)
operating activities           (4,407,477)   (124,047)  (1,030,398)  (28,133)

Cash flows from investing
activities:
  Purchases of property and
   equipment                     (969,486)   (749,163)    (304,762)  (46,181)
  Decrease (increase) in due
   from parent                   (354,267)    550,004   (1,168,901)        -
  Deposit on equipment           (446,258)          -     (228,282)        -
  Decrease (increase) in
   other assets                  (196,575)          -            -       555
  Acquisition of AmeriDyne,
   net of cash acquired                 -    (322,297)           -         -
  Acquisition of Americare
   Group and remaining interest
   In Facility Supply          (1,452,597)          -            -         -
  Proceeds on sale of Contour
   Fabricators                  3,350,000           -            -         -
Net cash provided by (used in)
  investing activities         $  (69,183) $ (521,456) $(1,701,945) $(45,626)

The accompanying notes are an integral part of these consolidated financial statements.

             CONTOUR MEDICAL, INC.  AND SUBSIDIARIES
        Consolidated Statements of Cash Flows (continued)

                                                        Six Months
                               Year Ended   Year Ended     Ended   Year Ended
                                June 30,     June 30,    June 30, December 31,
                                  1997         1996        1995       1994
                               -----------  ----------  ----------  ---------
Cash flows from financing
 activities:
   Deferred offering costs     $         -  $        -  $        -  $ (59,990)
   Proceeds from issuance
    of notes payable to
    bank                                 -   1,295,635     189,671          -
   Repayment on notes
    payable to bank                      -    (686,679)          -    (42,177)
   Proceeds from issuance
    of notes payable and
    long-term debt              12,750,473           -     482,622          -
   Payments of notes payable
    and long-term debt          (8,841,166)          -     (34,328)         -
   Exercise of stock options       211,846      50,000      20,000          -
   Increase (decrease) in
    due to parent                        -           -    (165,000)   165,000
   Proceeds from issuance of
    preferred stock, net of
    issuance costs                       -           -   2,196,447          -
   Redemption of Class A
    warrants                             -           -         (40)         -
   Payment of Series A stock
    dividend                       (88,520)          -           -          -

   Class B warrants exercised
    for common                     181,224           -           -          -

   Class C warrants exercised
    for common                     112,500           -           -          -

   Consultants' warrant
    exercised for common           315,741           -           -          -

   Payment of short-swing
    liability by a share-
    holder                               -      36,531           -          -

Net cash provided by
financing activities             4,642,098     695,487   2,689,372     62,833

Net increase (decrease)
in cash                            165,438      49,984     (42,971)   (10,926)

Cash, beginning of period          146,219      96,235     139,206    150,132

Cash, end of period             $  311,657  $  146,219  $   96,235   $139,206

The accompanying notes are an integral part of these consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Contour Medical, Inc. ("Contour Medical" or the "Company") was incorporated in Nevada in April 1987 and in 1989 conducted an initial public offering. The Company's common stock is traded in the over-the-counter market, and since September 21, 1995, has been traded on the Nasdaq Small-Cap-Market under the symbol "CTMI." Approximately 62% of the Company's common stock is owned by Retirement Care Associates, Inc. ("Retirement Care"), a publicly-held company engaged in the management and operation of retirement care and long-term nursing home facilities in the Southeastern United States. The Company's corporate offices are located in Alpharetta, Georgia.

Prior to 1996, the Company's revenues were derived predominantly through its manufacturing facilities, Contour Fabricators, Inc. ("CFI") and Contour Fabricators of Florida, Inc. ("CFFI"), located in Grand Blanc, Michigan and St. Petersburg, Florida, respectively. These companies manufactured disposable surgical procedure products and custom packaged procedural trays for use in specialized medical applications. During 1997, the assets related to these businesses were sold to an unrelated party.

In 1996, the Company acquired AmeriDyne Corporation ("AmeriDyne"), a Jackson, Tennessee-based distributor of bulk medical supplies primarily to home health agencies and hospitals. Sales from AmeriDyne included in the consolidated statements of operations amounted to approximately $14,464,000 and $3,616,000 for 1997 and 1996, respectively. (See Note 13).

In 1997, the Company acquired Atlantic Medical Supply Company, Inc. ("Atlantic Medical"), an Augusta, Georgia-based distributor of medical supplies and ancillary products to long-term care providers. Sales from Atlantic Medical's facilities in Georgia, North Carolina and Florida amounted to approximately $26,757,000 in 1997. (See Note 12).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Contour Medical, Inc. and its wholly-owned subsidiaries, Atlantic Medical Supply Company, Inc., AmeriDyne Corporation, Contour Fabricators, Inc., and Contour Fabricators of Florida, Inc., collectively referred to as "the Company." All material intercompany accounts and transactions have been eliminated in the consolidation.

MANAGEMENT ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of consolidated revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION - Sales are recognized upon shipment of products to customers.

TRADE RECEIVABLES - The Company uses the allowance method to provide for uncollectible accounts. Allowance for doubtful accounts approximated $2,805,000 and $410,000 as of June 30, 1997 and 1996, respectively.

INVENTORIES - Inventories are valued at lower of cost (first-in, first-out) or market. AmeriDyne inventories are valued at the lower of average cost or market.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by accelerated methods for financial reporting and income tax purposes.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial instruments held by the Company at June 30, 1997 include cash, deposits and long-term debt. Management believes that, considering current terms of similar financial instruments, the carrying value of the Company's financial instruments approximated their fair values at June 30, 1997.

GOODWILL - The Company has classified as goodwill the cost in excess of fair value of the net assets of Atlantic Medical and AmeriDyne acquired in purchase transactions. Goodwill is being amortized on the straight-line method over 40 years. Amortization charged to continuing operations amounted to approximately $240,000 and $11,000 for the years ended June 30, 1997 and 1996, respectively. The Company periodically reviews goodwill to assess recoverability, and any impairment would be recognized in operating results if a permanent diminution in value were to occur.

OFFERING COSTS - Fees, costs and expenses related to offerings of securities are deferred and charged against the proceeds therefrom or, if the offering is unsuccessful, charged to operations. Costs of $257,000 related to a proposed public offering were deferred at December 31, 1993 and charged to operations in the second quarter of 1994, when the offering was abandoned. Deferred costs at December 31, 1994, related to the private placement discussed in Note 9, were charged against the proceeds therefrom in 1995.

DEFERRED LOAN COSTS - Fees, costs and expenses related to the issuance of long-term debt are deferred and amortized over the term of the related debt using the straight-line method. Amortization of deferred loan costs charged to operations in 1997 approximated $46,000.

INCOME TAXES - Income taxes are accounted for using the asset and liability method for financial accounting and reporting purposes. Accordingly, deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when management considers it more likely than not that some portion or all of the asset will not be realized.

EARNINGS (LOSS) PER SHARE - Earnings (loss) per common share are based on the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period, after giving effect to the 1.05-for-1 forward stock split which occurred in 1996. Common stock equivalents for 1996, 1995 and 1994 have not been included, since the effect would be antidilutive. Annual accruals of cumulative dividends in arrears of approximately $44,000, $96,000 and $32,000 related to the Company's Class A preferred stock

(see Note 9) have been deducted from 1997, 1996 and 1995 net income and for the calculation of earnings (loss) per common share, respectively.

CHANGE IN YEAR-END - The Company changed its fiscal year-end from December 31 to June 30 during 1995. Accordingly, the June 30, 1995 statements of operations, stockholders' equity and cash flows are for the six months then ended.

RECLASSIFICATIONS - Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on operations.

3.  RELATED PARTY TRANSACTIONS

During 1995, the Company began distributing medical supplies to health care facilities owned, leased, or managed by Retirement Care. Sales to these facilities approximated $7,848,000, $5,456,000 and $1,426,000 for the years ended June 30, 1997, 1996 and the six-month period ended June 30, 1995, respectively. Trade accounts receivable of approximately $5,135,000 and $1,918,000 related to these health care facility sales are outstanding as of June 30, 1997 and 1996, respectively. Additionally, the Company had an outstanding loan receivable due from Retirement Care of approximately $973,000 as of June 30, 1997 with interest at prime and $619,000 as of June 30, 1996 which is due on demand with no stated interest rate.

4.  INVENTORIES

Inventories at June 30, 1997 and 1996 consisted of the following:

                                      1997                 1996
                                  -----------          -----------
     Raw materials                $         -          $   330,699
     Work in process                        -               96,647
     Finished goods                 5,130,142            2,449,446
                                  -----------          -----------
                                  $ 5,130,142          $ 2,876,792

5.  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1997 and 1996 consisted of the following:

                                                   1997           1996
                                                ----------     ----------
Land and land improvements                      $    9,841     $   50,000
Building                          5-45 yrs.          6,159        596,247
Machinery and equipment            3-7 yrs.      1,442,614      1,798,520
Furniture and fixtures             5-7 yrs.        498,876        146,536
Leasehold improvements               5 yrs.         74,717        251,352
Vehicles                           3-5 yrs.         84,853         72,245
                                                ----------     ----------
                                                 2,117,060      2,914,900
Less accumulated depreciation                      624,142      1,691,705
                                                ----------     ----------
                                                $1,492,918     $1,223,195

All property and equipment are pledged as collateral (see Note 6).

6.  NOTES PAYABLE

Notes payable at June 30, 1997 and 1996 consisted of the following:

                                                       1997          1996
                                                    ----------    ----------
Borrowings under $10,000,000 revolving line of
credit, interest based on 30 day LIBOR plus
2.00% (7.68% at June 30, 1997), payable monthly,
principal due October 31, 1997, collateralized by
accounts receivable, inventory, and guarantees
of Retirement Care Associates, Inc.                $ 5,886,545    $        -

Convertible debentures, interest at 9.00% payable
monthly, principal due July 1, 2003, convertible
into shares of common stock                          5,000,000             -

Borrowings under $750,000 non-revolving line of
credit, interest at prime (8.50% at June 30,
1997), principal of $20,833 plus interest due
monthly, collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts and guarantees of
Retirement Care Associates, Inc.                       548,491             -

Note payable to stockholder, interest at 10.00%,
principal and interest of $5,693, due monthly
through March 1999                                     109,252       163,646

Note payable to equipment company, interest at
14.00%, monthly installments of $405 including
interest, matures August 1998, collateralized by
equipment                                                5,546             -

Note payable to equipment company, interest at
11.00%, monthly installments of $533 including
interest, matures December 1997, collateralized
by equipment                                             3,093         8,805

Note payable to bank, interest at prime plus 1.00%
(9.25% at June 30, 1996), principal of $5,000 plus
interest due monthly through June 2000,
collateralized by equipment                                  -       217,559

Note payable to bank, interest at prime plus .75%
(9.00% at June 30, 1996), principal of $7,605 plus
interest due monthly through May 2000,
collateralized by accounts receivable, inventory,
equipment and real property                                  -       496,171

6.  NOTES PAYABLE (continued)                           1997         1996
                                                       -------    ----------
Mortgage payable to bank, bearing interest at 8.58%,
principal and interest of $6,793 due monthly
through December 2003, collateralized by accounts
receivable, inventory, equipment and real property           -       456,233

Mortgage payable to bank, interest at prime plus
 .75% (9.00% at June 30, 1996), principal of $1,190
plus interest due monthly through December 2000,
collateralized by accounts receivable, inventory,
equipment and real property                                  -        64,284

Borrowings under $100,000 line of credit, interest
at prime plus .75% (9.00% at June 30, 1996),
payable monthly, collateralized by accounts
receivable, inventory, equipment and real property           -        65,000

Note payable to bank, interest at 8.75%, principal
and interest of $1,282 due monthly through April
2001, collateralized by equipment                            -        60,436

Borrowings under $500,000 line of credit, interest
at prime plus .25% (8.50% at June 30, 1996), payable
monthly, collateralized by accounts receivable,
inventory and equipment, and guarantees by
Retirement Care Associates, Inc.                             -       433,535

Note payable to leasing institution, interest at
14.60%, monthly installments of $309 plus sales
tax, matures June 1997, collateralized by
computer equipment                                           -         2,924

Note payable to bank, interest at 9.00%, principal
and interest of $3,600 due monthly through May
1997, collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts, and guarantees of
Retirement Care Associates, Inc.                             -        38,924

Note payable to bank, interest at 9.00%, principal
and interest of $5,266 due monthly through
October 1997, collateralized by accounts
receivable, inventory, furniture, fixtures,
equipment, machinery, bank accounts, and
guarantees of Retirement Care Associates, Inc.               -       212,613

Borrowings under $975,000 line of credit,
interest at prime plus 1.25% (9.50% at June 30,
1996), principal is due on demand but no later
than May 15, 1997, collateralized by accounts
receivable, inventory, furniture, fixtures,
equipment, machinery, bank accounts, and
guarantees by Retirement Care Associates, Inc.               -       958,000
                                                    11,552,927     3,178,130
Less current maturities                             (6,079,086)   (1,825,193)
                                                   $ 5,473,841    $1,352,937

The aggregate maturities of long-term debt are as follows as of June 30, 1997:

               1998           $    6,079,086
               1999                  300,350
               2000                  744,567
               2001                  503,534
               2002                  446,325
               Thereafter          3,479,065

The Company's revolving line of credit and the provisions of indenture relating to its 9% convertible debentures contain certain restrictive financial covenants. Under the terms of the agreements, the Company is required to maintain a debt to net worth ratio of no more than 2.5, a current ration of no less than 1.50 and an interest coverage ratio of no less than
4.0. At June 30, 1997, the Company was out of compliance with the interest coverage ratio requirements. The lending institutions have waived those requirements as of June 30, 1997 and for the year then ended.

At June 30, 1997, the Company had approximately $4,113,000 and $202,000 of unused credit under its revolving line of credit and its non-revolving equipment line of credit, respectively. Outstanding draws against the revolving and non-revolving lines of credit bear interest at the prime rate of interest and LIBOR plus 2%, respectively.

7.  LEASE COMMITMENTS

The Company is obligated under various noncancelable leases for equipment and office space. Future minimum lease commitments under operating leases were as follows as of June 30, 1997.

               1998           $     603,073
               1999                 538,680
               2000                 544,975
               2001                 406,644
               2002                 320,190
               Thereafter                 -

Total rental expense was approximately $935,834, $349,600, $145,500 and $203,000 for the years ended June 30, 1997 and 1996, the six-month period ended June 30, 1995, and the year ended June 30, 1994, respectively.

8.  INCOME TAXES

Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income tax expense (benefit) includes the following amounts:

                                             Six Months
                           Years Ended         Ended     Year Ended
                            June 30,          June 30,   December 31,
                        1997        1996        1995        1994
                     ----------------------  ----------  -----------
Current:
     Federal         $       -  $   161,951         -           -
     State                   -       28,101         -           -
     Deferred         (115,257)     122,114    54,718           -

Total income tax
   expense (benefit) $(115,257) $   312,166    54,718           -

The components of deferred tax assets derived from temporary deductible differences are as follows:
                                                    Six Months
                                   Years Ended        Ended     Year Ended
                                     June 30,        June 30,   December 31,
                                 1997       1996       1995        1994
                              --------------------  ----------  -----------
Allowance for uncollectible
 accounts                    $  556,875  $164,048           -          -
Allowance for inventory
 valuation                       16,000         -           -          -
Non-deductible accruals               -         -       7,524          -
Net operating loss              444,546   355,108     459,568    485,519

                              1,017,421   519,156     467,092    485,519
Less valuation allowance       (444,546) (355,108)   (467,092)  (485,519)

Net deferred tax asset
 - current                   $  572,875  $164,048           -          -

The following summary reconciles differences from income taxes at the federal statutory rate with the effective tax rate:

                                                       Six Months
                                       Years Ended       Ended    Year Ended
                                         June 30,       June 30,  December 31,
                                       1997   1996        1995       1994
                                     ------------------ --------- -----------
Income taxes (benefits) at federal
 statutory rate                      (34.00)%   34.00 %   34.00 %   (34.00)%
State income taxes, net of
  federal tax benefit                     -      3.60 %    3.10 %        -
Carryforward of net operating loss        -         -     (9.90)%        -
Losses not available for carryback    34.00 %       -         -      34.00 %
Other, net                                -     (0.04)%    5.00 %        -
Income taxes at effective rate            -     37.56 %   32.20 %        -

As of June 30, 1997, the Company had net operating loss carryforwards for tax purposes, expiring at various dates ending July 30, 2012, of approximately $1.1 million which includes approximately $516,000 attributable to Contour Medical, Inc. for the period prior to January 1, 1993. Due to certain change of ownership requirements of Section 382 of the Internal Revenue Code, utilization of the Company's operating losses is expected to be limited to approximately $414,000 per year. The deferred tax asset related to the tax benefit of these losses has been offset by a valuation allowance due to uncertainty of realization. The valuation allowance increased approximately $89,000 during 1997 and decreased approximately $112,000 during 1996.

The income tax benefit arising from any utilization of the net operating losses attributable to CMI will be credited to additional paid-in capital when recognized. During 1996, the income tax benefit of utilization of net operating losses attributable to CMI of approximately $126,000 was credited to paid-in capital.

9.  CAPITAL STOCK

STOCK BONUS PLAN - The Company has a non-qualified employee stock bonus plan. The Plan provides for the granting of up to 1,000,000 options for the purchase of the Company's common stock to eligible employees at purchase prices of at least $.01 per share. Options awarded under the Plan vest over a three-year period from the date of grant and are exercisable over a five-year period from the date of grant.

Changes in options outstanding are summarized as follows:

                                  Option         Price
                                  Shares       Per Share
                                  -------     -------------
     Balance December 31, 1993     265,386    $1.30 - $2.00
          Granted                  100,000    $2.25

     Balance, December 31, 1994    365,386   $1.30 - $2.25
          Granted                   50,000   $3.90
          Exercised                (15,385)  $1.30
          Canceled                      (1)  $1.30

     Balance, June 30, 1995        400,000   $2.00 - $3,90
          Granted                   45,000   $4.11
          Exercised                (25,000)  $2.00
          Stock split               21,000

     Balance, June 30, 1996        441,000   $1.88 - $4.11
          Exercised                (68,083)  $3.71 - $4.11
          Canceled                 (40,500)

     Balance, June 30, 1997        332,417

All of the above options were granted with an exercise price above fair market value at the date of grant. In addition, 325,423 stock options related to the non-qualified employee stock bonus plan were exercisable at June 30, 1996. Common shares for future issuance under this plan totaled 919,532 at June 30, 1997.

STOCK OPTION PLAN - In February 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan allows the Board of Directors to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board of Directors has the right to determine, at the time of option, whether the option will be an Incentive Stock Option or an option which is not an Incentive Stock Option. Vesting provisions are determined by the Board of Directors at the time the options are granted. The 1996 Plan provides for the granting of up to 815,000 options for the purchase of the Company's common stock.

Changes in options outstanding are summarized as follows:

                                     Shares     Option Price per Share
                                    --------    ----------------------
     Balance, June 30, 1995                -                -
          Granted                    160,000         $4.64 - $5.75
          Stock split                  4,250

     Balance, June 30, 1996          164,250          $4.64 - $5.75
          Granted                    207,500          $5.50 - $5.75
          Canceled                   (10,000)         $5.75
          Exercised                  (65,000)         $5.75

     Balance, June 30, 1997          296,750

All of the above options were granted with an exercise price above fair market value at the time of grant. In addition, all of the stock options related to the 1996 plan were exercisable at June 30, 1997, and 518,250 common shares are reserved for future issuance under this plan.

STOCK SPLIT - In February 1996, the Board of Directors authorized a 1.05-for-1 forward stock split of its common stock effective March 1996. All common shares and per share amounts have been retroactively adjusted to give effect to the forward stock split.

STOCK WARRANTS - At June 30, 1997, the Company had 757,584 stock warrants outstanding. Information relating to these warrants is summarized as follows:

                                                 Number of
                                                  Common      Exercise
                        Expiration   Number of   Shares Per   Price Per
       Type                Date      Warrants     Warrant      Warrant
  ---------------       ----------   ---------   ----------   --------
  Class C               Feb. 1999     275,000       1.05       $ 4.50
  Consultant            Oct. 1997      86,334       1.05       $ 1.50
  Consultant            Oct. 1999     200,000       1.05       $ 3.00
  Consultant            Oct. 1997      46,250       1.05       $ 3.00
  Consultant            Sep. 1999      50,000       1.00       $ 5.50
  Retirement Care
    Associates          Aug. 1999     100,000       1.00       $ 5.00

During fiscal year 1997, 40,272 of the Class B warrants were converted into 42,285 shares of common stock. The remaining class B warrants expired in July 1996.

CHANGE OF CONTROL - On September 30, 1994, Retirement Care acquired 889,002 shares of the Company's outstanding common stock and 2,000,000 shares of the Company's Class One Convertible Preferred Stock from three persons who were officers and directors of the Company. Subsequently, Retirement Care converted the Class One Convertible Preferred Stock into 2,100,000 shares of common stock. During the year ended June 30, 1997, Retirement Care Associates, Inc. converted a note payable due from Contour Medical, Inc. into 1,950,000 shares of CMI's common stock. RCA also received 100,000 shares of CMI's common stock as compensation for a loan guarantee.

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

CLASS D REDEEMABLE CUMULATIVE PREFERRED STOCK - In April 1994, 74,176 shares of Class D Redeemable Cumulative Preferred Stock and 148,345 Class D warrants were converted into 250,354 shares of common stock and 119,225 Class B warrants. In addition, 1,000,000 shares of Class D Redeemable Cumulative Preferred Stock and 846,667 Class D warrants were converted into 2,000,000 shares of new Class One Convertible Preferred Stock. In November 1994, the Class One shares were converted into 2,100,000 shares of common stock. These conversions included a stock dividend of $47,794 for dividends in arrears through the date of conversion.

CLASS E CONVERTIBLE PREFERRED STOCK - In April 1994, 172,986 shares of Class E Convertible Preferred Stock were converted into 181,635 shares of common stock.

SERIES A CONVERTIBLE PREFERRED STOCK AND CLASS C WARRANTS - During 1995, the Company completed a private placement of its securities consisting of 60 units sold at a price of $40,000 per unit. Each unit sold in the private placement consisted of 10,000 shares of the Company's Series A Convertible Preferred Stock and 5,000 Class C Redeemable Common Stock Purchase Warrants. Each share of Series A Preferred Stock has a $4 liquidation preference and is convertible into 1.05 shares of the Company's common stock beginning in May 1996. Additionally, the holders of the Series A Preferred Stock are entitled to receive annual cash dividends (payable semiannually) of 4% of the liquidation preference of the stock, or $.16 per share, on a cumulative basis from the date of issuance. During the year ended June 30, 1997, the Company paid $88,520 in Series A Preferred Stock dividends. Cumulative dividends in arrears related to the Series A Preferred Stock amounted to approximately $83,000 ($.61 per share) and $128,000 ($.21 per share) for the years ended June 30, 1997 and 1996, respectively. The Series A Preferred Stock may be redeemed by the Company at $4 per share plus dividends in arrears beginning in May 1999. During the year ended June 30, 1997, 465,000 shares of Series A Preferred Stock was converted into 488,250 shares of common stock. In addition, 840,000 shares of common shares are reserved for future issuance upon conversion of the total authorized Series A Preferred Stock.

PREFERRED STOCK CANCELLATION - Subsequent to the conversion of the preferred stock classes, the Company canceled the Class A, Class B, Class C, Class E and Class One Convertible Preferred Stock and the Class D Redeemable Convertible Preferred Stock.

ISSUANCE OF STOCK IN SATISFACTION OF LOANS - During the year ended June 30, 1997, the Company issued 1,950,000 shares of common stock in satisfaction of a $9,750,000 note payable to Retirement Care.

SHARES RESERVED - At June 30, 1997, the Company has reserved common stock for future issuance under all of the above arrangements amounting to 2,367,720.

ISSUANCE OF STOCK IN SATISFACTION OF A LOAN GUARANTEE FEE - During the year ended June 30, 1997, the Company issued 100,000 shares of common stock in satisfaction of a loan guarantee fee to Retirement Care. The loan guarantee was related to the acquisition of Atlantic Medical.

10.  MAJOR CUSTOMERS

Sales to significant customers were as follows:

     Year ending June 30,      Number of Customers      Sales Volumes
     --------------------      -------------------      -------------
            1994                        1                 $ 531,000
            1995                        -                      -
            1996                        -                      -
            1997                        -                      -

As a result of the increased sales volume due to sales to related parties of approximate $7,848,000 (see Note 3), there were no sales to significant other customers during the years ended June 30, 1997 and 1996 and the six-month period ended June 30, 1995, respectively.

11.  SUPPLEMENTAL CASH FLOW INFORMATION
                                                       Six Months
                                     Years Ended         Ended    Year Ended
                                       June 30,         June 30, December 31,
                                   1997        1996      1995       1994
                               ----------------------- --------- -----------
Cash paid for interest          $ 1,008,735  $  170,951  $39,065    $53,627

Cash paid for income taxes      $         -  $      930  $ 2,500    $ 5,000

Noncash financing and
 investing activities:

   Acquisition of Atlantic
   Medical Supply Company,
   Inc. and 20% of
   Facility Supply, Inc.        $10,500,000  $        -  $     -    $     -

   Convertible note payable
   issued to Retirement
   Care Associates, Inc.
   used to satisfy notes
   payable issued in
   connection with Atlantic
   Medical Supply Company,
   Inc. acquisition             $ 9,750,000  $        -  $     -    $     -

   Issuance of 100,000 shares
   of common stock to
   Retirement Care Associates,
   Inc. as compensation for
   guarantee of notes issued
   in Atlantic Medical Supply
   Company, Inc. acquisition    $   500,000  $        -  $     -    $     -

   Issuance of 369,618 shares
   of common stock for
   purchase of AmeriDyne
   Corporation                  $         -  $2,100,000  $     -    $     -

   Deferred offering costs
   charged to additional
   paid-in-capital as an
   offset to private placement
   offering proceeds           $         -  $        -  $11,444    $     -

   Conversion of 1,074,176
   shares of Class D Preferred
   Stock and 995,012 Class D
   Warrants into 250,372
   shares of common stock and
   2,000,000 shares of Class
   One Preferred Stock         $         -  $        -  $     -    $400,500

                               $20,750,000  $2,100,000  $11,444    $400,500

12.  ATLANTIC MEDICAL ACQUISITION

Effective July 1, 1996, the Company acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. for approximately $11.9 million in a transaction accounted for as a purchase. The purchase price exceeded the fair value of the net assets acquired by approximately $8.6 million. The resulting goodwill is being amortized on the straight-line basis over 40 years. The consolidated financial statements include the results of operations of Atlantic Medical subsequent to June 30, 1996.

The following unaudited pro forma consolidated results of operations presents information as if the acquisition had occurred at the beginning of the year ended June 30, 1996. The pro forma information is presented for information purposes only. Although it is based on historical information, it is unaudited and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.
                                      Unaudited Year Ended
                                         June 30, 1996
                                      --------------------
            Sales                        $ 34,333,727
            Net income                   $    585,784
            Per share                    $        .10

13.  AMERIDYNE ACQUISITION

Effective March 1, 1996, the Company acquired all of the outstanding common stock of AmeriDyne Corporation (AmeriDyne) for approximately $2.475 million in cash and stock in a transaction accounted for as a purchase. The purchase price exceeded fair value of the net assets acquired by approximately $1.3 million. The resulting goodwill is being amortized on the straight-line basis over 40 years. The consolidated financial statements include the results of operations of AmeriDyne subsequent to February 29, 1996.

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

                                 Unaudited Year Ended
                                    June 30, 1996
                                 --------------------
          Sales                     $   21,406,882
          Net income                $      348,880
          Per share                 $          .05

14.  PRO-FORMA PRESENTATION OF STOCK COMPENSATION COSTS

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation." This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No.25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. This statement is effective for the Company's 1997 fiscal year. The Company intends to continue using the measurement prescribefd by APB Opinion No. 25, and accordingly, this pronouncement will not affect the Company's financial position or results of operations.

The following is a summary of stock option activity and related information for the years ended June 30:

NON-QUALIFIED STOCK OPTION PLAN:           1997                1996
                                   ------------------  -------------------
                                             Weighted             Weighted
                                             Average              Average
                                             Exercise             Exercise
                                   Options    Price     Options    Price
                                   -------   --------   -------   --------
Outstanding - Beginning of year    441,000     2.16     400,000     1.97
     Granted                             0               45,000     4.11
     Exercised                     (68,083)    3.05     (25,000)    4.11
     Stock split                                         21,000     4.11
     Forfeited                     (40,500)    3.85
                                   -------              -------
Outstanding - Ending of year       332,417     1.78     441,000     2.16
                                   -------              -------

Exercisable - End of year          325,423              367,439
Weighted average fair value
  of options granted during
  the year                               0                 2.38

Exercise prices for options outstanding as of June 30, 1997 ranged from $2 to $4. The weighted average remaining contractual life of those options is 1.46 years.

STOCK OPTION PLAN:                         1997                1996
                                    ------------------  -------------------
                                             Weighted             Weighted
                                             Average              Average
                                             Exercise             Exercise
                                   Options    Price     Options    Price
                                   -------   --------   -------   --------
Outstanding - Beginning of year    164,250     4.97
     Granted                       207,500     5.30     164,250      4.97
     Exercised                     (10,000)    5.75
     Forfeited                     (65,000)    5.65
                                   -------              -------
Outstanding - Ending of year       296,750     5.03     164,250      4.97
                                   -------              -------

Exercisable - End of year          296,750              164,250
Weighted average fair value
  of options granted during
  the year                            3.27                 3.07

Exercise prices for options outstanding as of June 30, 1997 ranged from $5 to $6. The weighted average remaining contractual life of those options is 3.74 years.

Because the Company has adopted the disclosure-only provisions of SFAS No. 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date of the awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) and per share data would have been stated as follows:
                                                1997          1996
                                             ----------     --------
     Net income (loss) - as reported         $(259,644)     $527,034
     Net income (loss) - pro forma           $(667,110)     $194,040
     Earnings (loss) per share - as reported $    (.05)     $   0.09
     Earnings (loss) per share - pro forma   $   (0.12)     $   0.02

The fair value of each option grant is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted average assumption used for grants in 1997 and 1996; expected volatility of 68%, risk-free interest rate of 6.0%, and expected lives ranging from 3 to 5 years.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONTOUR MEDICAL, INC.

Dated:  October 14, 1997            By /s/ Donald F. Fox
                                       Donald F. Fox, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                     TITLE                    DATE

/s/ Donald F. Fox             President, Treasurer      October 14, 1997
Donald F. Fox                 (Principal Financial
                              and Accounting Officer)
                              and Chief Financial
                              Officer

/s/ Chris Brogdon             Director                  October 14, 1997
Chris Brogdon

/s/ Edward E. Lane            Director                  October 14, 1997
Edward E. Lane

/s/ Darrell C. Tucker         Director                  October 14, 1997
Darrell C. Tucker