Form 10-Q/A
period 1996-09-30
CONTOUR MEDICAL INC
filed 1997-10-23
CIK 829649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2
                        (Amending Part I - Items 1, 2 and 6)

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1996

                           Commission File No. 0-26288

                              CONTOUR MEDICAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                      77-0163521
-------------------------------             ----------------------------------
(State or Other Jurisdiction of           (IRS Employer Identification Number)
Incorporation or Organization)

                                6025 Shiloh Road
                            Alpharetta, Georgia 30005
                     ----------------------------------------
                     (Address of Principal Executive Offices)

                                (770) 886-2600
               ----------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)























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

                             CONTOUR MEDICAL, INC.

                                   FORM 10-Q/A

                                     INDEX


Part I.  Financial Information

Item 1.  Financial Statements                                            Page
         Consolidated Balance Sheets as of September 30, 1996
         and June 30, 1996                                                3-4

         Consolidated Statements of Operations for the Three
         Months Ended September 30, 1996 and 1995                          5

         Consolidated Statements of Stockholders Equity                   6-7
         Three Months Ended September 30, 1996

         Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 1996 and 1995                   8-9

         Notes to Consolidated Financial Statements                      10-15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             15-17

Item 6.  Exhibits and Reports on Form 8-K                                  18

         Signature                                                         18

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets

                                            September 30,    June 30,
                                                1996           1996
                                            ------------    ----------
                                             (Unaudited)
ASSETS
Current:
  Cash                                      $   400,489     $  146,219
  Accounts receivable - trade
    Related parties (Note 4)                  2,027,499      1,918,000
    Other                                     7,459,147      2,527,676
  Inventories (Note 5)                        6,368,222      2,876,792
  Refundable income taxes                        21,406         21,406
  Prepaid expenses and other                    839,320         51,519
  Due from parent (Note 4)                      755,333        618,897
                                            -----------     ----------
      Total Current Assets                   17,871,416      8,160,509
                                            -----------     ----------
Property and Equipment, less
accumulated depreciation (Note 6)             1,823,880      1,223,195
                                            -----------     ----------
Other Assets:

  Goodwill, net of accumulated amortization  10,468,043      1,286,165
  Deposit on equipment                          503,018        416,184
  Other                                         130,188        172,215
                                            -----------     ----------
      Total Other Assets                     11,101,249      1,874,564
                                            -----------     ----------
                                            $30,796,545    $11,258,268






















   See accompanying notes to consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets

                                            September 30,     June 30,
                                                1996            1996
                                            -------------   -----------
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                           $ 3,345,228    $ 2,036,652
  Accrued expenses                             1,128,217        366,716
  Current maturities of long-term
   debt (Note 7)                              11,099,183      1,825,193
                                              ----------     ----------
      Total Current Liabilities               15,572,628      4,228,561

Long-term debt, less current
maturities (Note 7)                            4,152,739      1,352,937
                                              ----------     ----------
      Total Liabilities                       19,725,367      5,581,498
                                              ----------     ----------
Convertible debentures, 9% interest
due monthly through July 1, 2003               5,000,000             --
                                              ----------     ----------
Stockholders' Equity:
  Preferred stock - Series A conver-
   tible, $.001 par value, shares
   authorized 1,265,000; issued 600,000,
   outstanding 185,000 and 600,000
   respectively, at aggregate
   liquidation preference                        875,400      2,528,000
  Common stock $.001 par - shares
   authorized 76,000,000; issued and
   outstanding 5,946,793 and 5,214,223
   respectively, (net of $765 discount)            5,182          4,449
  Additional paid-in capital                   5,196,469      2,911,696
  Retained earnings (deficit)                     (5,873)       232,625
                                              ----------     ----------
      Total stockholders' equity               6,071,178      5,676,770

                                             $30,796,545    $11,258,268


















   See accompanying notes to consolidated financial statements.

              CONTOUR MEDICAL, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations

                                                Three Months Ended
                                                    (Unaudited)
                                           September 30,    September 30,
                                                1996             1995
                                            ------------     ------------
SALES TO NON-RELATED PARTIES                $11,076,530      $1,492,129

SALES TO RELATED PARTIES                      1,836,000         746,000
                                            -----------      ----------
NET SALES                                    12,912,530       2,238,129

COST OF SALES                                 9,273,535       1,589,072
                                            -----------      ----------
GROSS PROFIT                                  3,638,995         649,057

OPERATING EXPENSES                            3,184,083         489,601

OTHER INCOME (EXPENSE)                         (827,650)          3,088
                                            -----------      ----------
INCOME BEFORE INCOME TAXES                     (372,738)        162,544

INCOME TAX EXPENSE (BENEFIT)                   (141,640)         55,265
                                            -----------      ----------
NET INCOME (LOSS)                           $  (231,098)     $  107,279

NET INCOME PER COMMON SHARE (LOSS)          $      (.04)     $      .02

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                        5,716,891       4,571,677




















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

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                Consolidated Statement of Stockholders' Equity

                                    Convertible
                                   Preferred Stock
                                 -----------------          Retained
                                Shares       Amount         Earnings
                               --------     --------       -----------
Balance, June 30, 1996          600,000   $2,528,000         $232,625

Exercise of common stock
 warrants                            --           --               --

Conversions of preferred
stock                          (415,000)  (1,660,000)              --

Preferred dividends in
 arrears                                       7,400           (7,400)

Net (loss)                                                   (231,098)

Balance, September 30, 1996     185,000   $  875,400          $(5,873)



















        See accompanying notes to consolidated financial statements.

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows

                                                Three Months Ended
                                                    (Unaudited)
                                           September 30,    September 30,
                                               1996             1995
                                            ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                  $ (231,098)       $ 107,279

Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:

   Depreciation and Amortization               163,661           33,076
   Tax benefit from NOL                             --           55,265
     (Increase) decrease in accounts
       receivable                           (5,040,970)        (123,127)
     (Increase) decrease in inventories     (3,491,430)        (204,788)
     (Increase) decrease in other
       current assets and other assets      (9,927,652)        ( 84,713)
     Increase (decrease) in accounts
       payable                               1,308,576         ( 16,227)
     Increase (decrease) in accrued
       expenses and other liabilities          761,501           15,103
                                          ------------       ----------
       Net cash provided by operating
         activities                        (16,457,412)        (218,132)

CASH FLOW FROM INVESTING ACTIVITIES:

  Deposit on equipment                     (    86,834)              --
  Acquisition of equipment                 (   720,106)        ( 95,921)
  Decrease (increase) in due
     from parent                           (   136,436)         150,000
                                         -------------        ---------
        Net cash provided(used) by
          investing activities             (   943,376)         $54,079























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


The consolidated financial statements include the accounts of Contour Medical, Inc. and its wholly-owned subsidiaries, Contour Fabricators, Inc. ("CFI"), Contour Fabricators of Florida, Inc. ("CFFI") and, since March 1, 1996, AmeriDyne Corporation ("AmeriDyne"), and effective July 1, 1996 Atlantic Medical Supply Company, Inc. ("Atlantic") collectively referred to as the Company. All material intercompany accounts and transactions have been eliminated. The Company is a majority-owned subsidiary of Retirement Care Associates, Inc. ("Parent").


On March 1, 1996, Contour Medical, Inc. acquired AmeriDyne through a merger which was accounted for as a purchase. The Company issued 369,619 shares of its common stock and paid $250,000 to the sole stockholder of AmeriDyne in connection with this purchase.


On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. The Company paid $1.4 million in cash and $10.5 million in promissory notes (the "Atlantic Notes") for all of the outstanding stock of Atlantic. The Atlantic Notes bear interest at 7% per annum and are due in full on January 10, 1997. In the event of a default in the payment of the Atlantic Notes, they are convertible into shares of common stock of Parent.



In addition, on August 9, 1996, the Company acquired the remaining minority interest of Facility Supply, Inc., a majority owned subsidiary of Atlantic. The acquisition was made retroactively to July 1, 1996. The Company paid $50,000 in cash and $350,000 in promissory notes (the "Facility Notes") for the remaining outstanding stock of Facility Supply, Inc. The Facility Notes bear interest at 7% per annum and are due in full on January 10, 1997. In the event of a default in the payment of the Facility Notes, they are convertible into shares of common stock of Parent.



In return for the Parent's guarantee of the Atlantic and Facility Notes, with which the Company could not have completed the Atlantic acquisition, the Company has agreed to compensate the Parent $500,000, such amount to be satisfied by the issuance of 100,000 shares of Contour Common Stock valued at $5.00 per share. The Company believes this valuation represents market value and approximates the average trading price of Contour Common Stock during the time the Atlantic acquisition was negotiated.

2.   CHANGE IN METHOD OF ACCOUNTING FOR TAXES AND INCOME


Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry forwards. Measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.


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


Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value is defined as the price at which a financial instrument could be liquidated in an orderly manner over a reasonable time period under present market conditions. The rates of the Company's fixed obligations approximate those rates of the adjustable loans. Therefore, the fair value of those loans has been estimated to be approximately equal to their carrying value.


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

9.   ACQUISITION:


Effective March 1, 1996, the Company acquired all of the outstanding common stock of AmeriDyne for approximately $2.475 million in cash and stock. AmeriDyne distributes medical supplies to hospitals, clinics, physicians, pharmacies, nursing homes and other health care providers.


The purchase price exceeded the fair value of the net assets acquired by approximately $1.3 million. The acquisition was accounted for as a purchase. The resulting goodwill is being amortized on the straight-line basis over 40 years.

On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic. The acquisition was made retroactively to July 1, 1996. The Company paid $1.4 million in cash and $10.5 million in promissory notes (the "Atlantic Notes") for all of the outstanding stock of Atlantic. The Atlantic Notes bear interest at 7% per annum and are due in full on January 10, 1997. In the event of a default on the payment of the Atlantic Notes, they are convertible into shares of common stock of Parent.



In addition, on August 9, 1996, the Company acquired the remaining minority interest of Facility Supply, Inc., a majority owned subsidiary of Atlantic. The acquisition was made retroactively to July 1, 1996. The Company paid $50,000 in cash and $350,000 in promissory notes (the "Facility Notes") for the remaining outstanding stock of Facility Supply, Inc. The Facility Notes bear interest at 7% per annum and are due in full on January 10, 1997. In the event of a default in the payment of the Facility Notes, they are convertible into shares of common stock of Parent.



In return for the Parent's guarantee of the Atlantic and Facility Notes, without which the Atlantic acquisition could not have been completed by the Company, the Company agreed to pay Parent $500,000, such payment to be satisfied with the issuance of 100,000 shares of the Company's common stock to Parent.



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

* Full year earnings reflect a write down of approximately $1.1 million recorded in Atlantic's historical financial statements for events occurring prior to July 1, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with the attached Financial Statements and Notes thereto of the Company.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995
-----------------------------------------------------------------------------


As a result of the factors discussed below, for the three months ended September 30, 1996, the Company had a net loss of $231,098 compared to net income of $107,279 for the three months ended September 30, 1995.


Sales increased by $10,674,000 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Approximately $52,000 of this increase related to an increase in demand for the Company's traditional product lines. Approximately $3,226,000 of the increase resulted from sales of bulk medical supplies by AmeriDyne and approximately $7,396,000 in sales of bulk medical supplies by Atlantic. AmeriDyne and Atlantic were acquired by the Company effective March 1, 1996,and July 1, 1996,respectively.

Gross profit for the three months ended September 30, 1996, was $3,638,995 or 28% of sales, as compared to $649,057 or 29% of sales, for the same period of the previous year.


Operating expenses for the three month period ending September 30, 1996, were $3,184,083 as compared to $489,601 in 1995. The operating expenses increased approximately 550% as the result of the Atlantic and AmeriDyne acquisitions, although as a percent of sales the increase represented only a 2.8% increase. The largest components of operating expenses are indirect labor (including sales salaries and commissions), occupancy expense, depreciation and amortization, and insurance. In particular, prior to the acquisitions of AmeriDyne and Atlantic, the Company did not have a direct sales force and, therefore, incurred minimal selling expenses as a percentage of sales. As of September 30, 1996, selling expenses represented approximately 6% of total sales. Indirect labor, including sales salaries and commissions, increased by $1,283,000 for the three months ended September 30, 1996 compared to the same period last year, to approximately $1,532,000. Occupancy expense, depreciation and amortization and insurance costs increased to approximately $733,000, an increase of $509,000 compared to the same period last year. Other expenses, including payroll taxes, professional fees, travel and entertainment, equipment leases, supplies and vehicle costs and bad debt expense, accounted for approximately $911,000 in operating expenses, an increase of $583,000 compared to the same period last year.



Other income and expenses are made up of interest expense, debts recovered that were previously written off, service charge income, and gains and losses on the disposition of assets. Interest expense for the three month period ending September 30, 1996 was approximately $317,000 compared to $29,000 for the same period last year. Interest expense increased primarily as a result of the $5,000,000 convertible debentures issued on July 12, 1997, bearing interest at 9% per annum and issuance of the Atlantic Notes and Facility Notes. The Company also incurred $500,000 in financing costs in connection with the Parent's guaranty of the Atlantic acquisition.


LIQUIDITY AND CAPITAL RESOURCES


At September 30, 1996, the Company had $2,298,788 of working capital as compared to $3,931,948 on June 30, 1996.



Operating activities for the three months ended September 30, 1996, utilized cash of $16,457,412 as compared to operating activities during the three months ended September 30, 1995, which utilized cash of $218,132. The increased use of cash was primarily due to increases in inventory, accounts receivable and other assets as a result of the Atlantic acquisition.



The cash flows used in investing activities of $943,376 during the three months ended September 30, 1996, were a result of an advance of $136,000 to Parent and by the use of $807,000 for the acquisition of additional equipment and a deposit on equipment.


Cash flow of $17,655,058 was provided from financing activities in 1996, whereas in 1995 cash flows from financing activities provided cash of $176,135. During the three months ended September 30, 1996, $5,000,000 was provided from debenture borrowings, $10,850,000 from promissory notes related to the acquisition of Atlantic, and $625,506 was provided from the exercise of warrants.

The Company currently maintains a revolving line of credit totalling $7 million with its banks for short-term working capital needs. As of September 30,1996, $2,994,105 had been borrowed against these lines.



On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic. The acquisition was made retroactively to July 1, 1996. The Company paid $1,400,000 in cash and promissory notes totaling $10,500,000 (the "Atlantic Notes") for the stock of Atlantic, and subsequently paid an additional $50,000 in cash and issued a promissory note (the "Facility Notes") for $350,000 to acquire a minority interest in a subsidiary of Atlantic Notes, Facility Supply, Inc. The cash for this transaction came from the $5 million debenture placement that was completed on July 12, 1996. The Company paid the Atlantic Notes and Facility Notes from the proceeds of a $9,750,000 loan from the Parent, payable in accordance with the terms of a promissory note that was convertible into shares of the Company's common stock at the option of the note holder. The Parent simultaneously converted this promissory note into 1,950,000 shares of the Company's common stock. The balance of the Atlantic Notes and Facility
Notes was paid by borrowing under the Company's lines of credit.


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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit 27    Restated Financial Data Schedule






                             SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONTOUR MEDICAL, INC.



Date:  October 20, 1997             By: /s/ Donald F. Fox
                                    ---------------------------------------
                                       Donald F. Fox, President, Treasurer and
                                           Chief Financial Officer