Form 10-Q/A
period 1996-12-31
CONTOUR MEDICAL INC
filed 1997-10-23
CIK 829649

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

                             CONTOUR MEDICAL, INC.

                                   FORM 10-Q/A

                                     INDEX
                                     -----

Part I.  Financial Information
------   ---------------------
Item 1.  Financial Statements                                            Page

         Consolidated Balance Sheets as of December 31, 1996
         and June 30, 1996                                                3-4

         Consolidated Statements of Operations for the Three
         and Six Months Ended December 31, 1996 and 1995                  5-6

         Consolidated Statement of Stockholders' Equity
         for the Six Months Ended December 31, 1996                       7-8

         Consolidated Statements of Cash Flows for the
         Six Months Ended December 31, 1996 and 1995                      9-10

         Notes to Consolidated Financial Statements                      11-16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             16-18

Item 6.  Exhibits and Reports on Form 8-K                                  19

         Signature                                                         19

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                            December 31,     June 30,
                                                1996           1996
                                            ------------    ----------
                                             (Unaudited)
ASSETS

Current:
  Cash                                      $   184,382     $  146,219
  Accounts receivable - trade
    Related parties (Note 4)                  2,095,575      1,918,000
    Other                                     8,116,172      2,527,676
  Inventories (Note 5)                        6,509,354      2,876,792
  Refundable income taxes                            --         21,406
  Prepaid expenses and other                    803,937         51,519
  Due from parent (Note 4)                      974,612        618,897
                                            -----------     ----------
      Total Current Assets                   18,684,032      8,160,509
                                            -----------     ----------
Property and Equipment, less
accumulated depreciation (Note 6)             1,915,935      1,223,195
                                            -----------     ----------
Other Assets:
  Goodwill                                   10,116,391      1,286,165
  Deposit on equipment                          577,245        416,184
  Other                                         469,250        172,215
                                            -----------     ----------
      Total Other Assets                     11,162,886      1,874,564
                                            -----------     ----------
                                            $31,762,853    $11,258,268



          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet


                                             December 31,     June 30,
                                                1996            1996
                                             ------------   ------------
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks -
   credit lines (Note 7)                     $ 3,815,722    $ 1,391,535
  Accounts payable                             3,228,155      2,036,652
  Accrued expenses                               906,700        366,716
  Current maturities of long-term
   debt (Note 7)                              10,990,700        433,658
                                             -----------    -----------
      Total Current Liabilities               18,941,277      4,228,561

Long-term debt, less current
maturities (Note 7)                            1,008,141      1,352,937
                                             -----------    -----------
      Total Liabilities                       19,949,417      5,581,498

Convertible debentures, 9% interest
due monthly through July 1, 2003               5,000,000             --
                                             -----------    -----------
Stockholders' Equity:
  Preferred stock - Series A conver-
   tible, $.001 par value, shares
   authorized 1,265,000; issued
   600,000, outstanding 185,000 and
   600,000 respectively, at aggregate
   liquidation preference                        794,281      2,528,000
  Common stock $.001 par - shares
   authorized 76,000,000; issued
   6,046,793 and 4,802,280 (net of
   $765 discount)                                  5,282          4,449
  Additional paid-in capital                   5,696,369      2,911,696
  Retained earnings                              317,504        232,625
                                             -----------    -----------
      Total stockholders' equity               6,813,436      5,676,770

                                             $31,762,853    $11,258,268

         See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                                   Six Months Ended
                                            December 31,      December 31,
                                                1996             1995
                                            ------------     ------------
                                            (Unaudited)      (Unaudited)
SALES TO NON-RELATED PARTIES                $22,967,078      $3,097,349

SALES TO RELATED PARTIES                      2,948,238       1,653,000
                                            -----------      ----------
NET SALES                                    25,915,316       4,750,349

COST OF SALES                                18,471,484       3,420,339

GROSS PROFIT                                  7,443,832       1,330,010

OPERATING EXPENSES                            6,141,502         984,944

OTHER INCOME (EXPENSE)                       (1,133,391)          3,220
                                            -----------      ----------

INCOME BEFORE INCOME TAXES                      168,939         348,286

INCOME TAX EXPENSE                               64,197         118,417
                                            -----------      ----------

NET INCOME                                  $   104,742      $  229,869

NET INCOME PER COMMON SHARE                 $       .02      $      .05

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                        5,838,369       4,613,841

NET INCOME PER COMMON SHARE AND COMMON
SHARE EQUIVALENTS                           $       .01

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON SHARE EQUIVALENTS           8,961,026


          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                                 Three Months Ended
                                            December 31,    December 31,
                                               1996             1995
                                            -----------     ------------
                                            (Unaudited)      (Unaudited)
SALES TO NON-RELATED PARTIES                $11,890,548      $ 1,605,220

SALES TO RELATED PARTIES                      1,112,238          907,000
                                            -----------      -----------
NET SALES                                    13,002,786        2,512,220

COST OF SALES                                 9,197,949        1,831,267
                                            -----------      -----------
GROSS PROFIT                                  3,804,837          680,953

OPERATING EXPENSES                            2,957,419          495,343

OTHER INCOME (EXPENSE)                         (305,741)             132
                                            ------------     -----------
INCOME BEFORE INCOME TAXES                      541,677          185,742

INCOME TAX EXPENSE                              205,837           63,152
                                            ------------     -----------
NET INCOME                                  $   335,840      $   122,590

NET INCOME PER COMMON SHARE                 $       .06      $       .03

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                        5,959,837        4,613,841

NET INCOME PER COMMON SHARE AND COMMON
SHARE EQUIVALENTS                           $       .04

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON SHARE EQUIVALENTS           8,961,026

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

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity


                                    Convertible
                                  Preferred Stock
                                 -----------------        Retained
                                Shares       Amount       Earnings
                               --------     --------     -----------
Balance, June 30, 1996          600,000    $2,528,000     $ 232,625

Conversions of preferred
stock                          (415,000)   (1,660,000)         --

Payment of Preferred Dividend        --      ( 88,519)      ( 5,063)

Preferred dividends in
 arrears                             --        14,800       (14,800)

Net income                           --            --       104,742

Balance, December 31, 1996      185,000     $ 794,281     $ 317,504



























          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows


                                                  Six Months Ended
                                            December 31,     December 31,
                                               1996             1995
                                            ------------     ------------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                          $   104,742       $  229,869

Adjustments to reconcile net income
 (loss) to net cash provided (used) by
 operating activities:

   Depreciation & Amortization                 385,807           70,447
   Tax benefit from NOL                             --          118,417

     (Increase) decrease in accounts
       receivable                           (5,766,071)       (422,373)
     (Increase) decrease in inventories     (3,632,562)       (338,279)
     (Increase) decrease in other
       current assets and other assets      (9,540,741)        (68,834)
     Increase (decrease) in accounts
       payable                               1,191,503         188,124
     Increase (decrease) in accrued
       expenses and other liabilities          539,984          55,996
                                           -----------       ---------
       Net cash provided by operating
         activities                        (16,717,338)       (396,502)

CASH FLOW FROM INVESTING ACTIVITIES:

  Acquisition of equipment                  (1,150,723)       (412,497)
     (Increase)Decrease in due from           (355,715)        227,388
        Parent                             -----------       ---------

      Net cash used by investing
        activities                          (1,506,438)       (185,159)

















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


         On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic, a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. The Company paid $1.4 million in cash and $10.5 million in promissory notes (the "Atlantic Notes") for all of the outstanding stock of Atlantic. The Atlantic Notes bear interest at 7% per annum and are due in full on January 10, 1997. In the event of a default in the payment of the Atlantic Notes, they are convertible into shares of common stock of Parent.



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

7.       NOTES PAYABLE

         Notes payable at December 31, 1996 and June 30, 1996 consisted of the following:

                                                December 31,      June 30,
                                                   1996             1996
                                                -----------      ---------
Note payable to sellers of Atlantic Medical
Supply Company, Inc. at 7%, principal and
interest due on January 10,1997, in event
of default convertible into common stock
of Parent                                       $10,500,000             --

Note payable to sellers of Facility
Supply, Inc. at 7%, principal and
interest due on January 10, 1997, in event
of default convertible into common stock
of Parent.                                          350,000             --

Note payable to bank, interest at prime plus
1% (9.25% at June 30, 1996), principal of
$5,000 plus interest due monthly through
June 2000, collateralized by equipment                   --        217,559

Note payable to bank, interest at prime plus
 .75% (9.00% at June 30, 1996) principal of
$7,605 plus interest due monthly through
May 2000, collateralized by equipment and
real property                                       457,251        496,171

Mortgage payable to bank, bearing interest
at 8.58%, principal and interest of $6,793,
due monthly through December 2003,
collateralized by equipment and real property       434,789        456,233

Mortgage payable to bank, interest at prime
plus .75% (9.00% at June 30, 1996) principal
of $1,190 plus interest due monthly through
December 2000, collateralized by equipment and
real property                                        57,141         64,284

Borrowings under $7,000,000 line of credit,
interest at 30 day libor plus 200bp (7.44%
at September 30, 1996), payable monthly,
collateralized by accounts receivable and
inventory. Principal due October 31, 1997         3,815,722             --

Borrowings under $100,000 line of credit,
interest at prime plus .75% (9.00%
at June 30, 1996), payable monthly,
collateralized by accounts receivable,
inventory, equipment, and real property                  --         65,000

Note payable to bank, interest at 8.75%
principal and interest at $1,282 due monthly
through April 2001, collateralized by equipment      55,301         60,436

Borrowings under $500,000 line of credit,
interest at prime plus .25% (8.5% at June
30, 1996) payable monthly, collateralized
by accounts receivable, inventory and
equipment, and guarantees by
Parent                                                       --       433,535

Note payable to leasing institution,
interest at 14.6%, monthly installments of
$309 plus sales tax. Matures June 1997,
collateralized by computer equipment                      1,206         2,924

Note payable to equipment company, interest at
11%, monthly installments of $533 including
interest.  Matures December 1997,
collateralized by equipment                               6,027         8,805

Note payable to stockholder, interest at 10%,
principal and interest of $5,693, due monthly
through March 1999                                      137,126       163,646

Note payable to bank, interest at 9%, principal
and interest of $3,600 due monthly through May
1997, collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts, and guarantees of
Parent                                                       --        38,924

Note payable to bank, interest at 9%, principal
and interest of $5,266 due monthly through
October 1997, collateralized by accounts
receivable, inventory, furniture, fixtures,
equipment, machinery, bank accounts, and
guarantees of Parent                                         --   $   212,613

Borrowings under $975,000 line of credit, interest
at prime plus 1.25% (9.5% at June 30, 1996).
Principal is due on demand but no later than May
15, 1997. Collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts, and guarantees of
Parent                                                       --       958,000
                                                    -----------   -----------
                                                    $15,814,563   $ 3,178,130
Less current maturities                              14,806,422     1,825,193
                                                    -----------   -----------
                                                    $ 1,008,141   $ 1,352,937


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


     In return for the Parent's guarantee of the Atlantic Notes and Facility Notes, with which the Company could not have completed the Atlantic acquisition, the Company has agreed to compensate the Parent $500,000, such amount to be satisfied by the issuance of 100,000 shares of Contour Common Stock valued at $5.00 per share. The Company believes this valuation represents market value and approximates the average trading price of the Company's common stock during the time the Atlantic acquisition was negotiated.



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

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995


         As a result of the factors discussed below, for the three months ended December 31, 1996, the Company had net income of $335,840 compared to $122,590 for the three months ended December 31, 1995.


         Sales increased by $10,490,566 for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. Approximately $3,615,000 of the increase resulted from sales of bulk medical supplies by AmeriDyne and approximately $6,537,000 of the increase resulted from sales of bulk medical supplies by Atlantic. Sales of bulk medical supplies to the Company's parent increased by approximately $305,000 for the three months ended December 31, 1996 compared to the same period last year. The Company's manufacturing revenues remained relatively unchanged.

         Gross profit for the three months ended December 31, 1996, was $3,804,837 or 29.3% of sales, as compared to $680,953 or 27% of sales, for the same period of the previous year. The increase in gross profit as a percentage of sales is primarily the result of higher gross profit margins on businesses acquired.


         Operating expenses for the three month period ending December 31, 1996, were $2,957,419 as compared to $495,343 in 1995. The operating expenses increased approximately 600% as the result of the acquisitions, although as a percent of sales the increase represented only a 3% increase. The largest components of operating expenses are indirect labor (including sales salaries and commissions), occupancy expense, depreciation and amortization, and insurance. In particular, prior to the acquisitions of AmeriDyne and Atlantic, the Company did not have a direct sales force and, therefore, incurred minimal selling expenses as a percentage of sales. As of December 31, 1996, selling expenses represented approximately 6% of total sales.



         Indirect labor, including sales salaries and commissions, increased by $1,192,000 for the three months ended December 31, 1996 compared to the same period last year, to approximately $1,425,000. Occupancy expense, depreciation and amortization and insurance costs increased to approximately $835,000, an increase of $611,000 compared to the same period last year. Other expenses, including payroll taxes, professional fees, travel and entertainment, equipment leases, supplies and vehicle costs, accounted for approximately $684,000 in operating expenses, an increase of $600,000 compared to the same period last year.



         Other income and expenses are made up of interest expense, debts recovered that were previously written off, service charge income, and gains and losses on the disposition of assets. Interest expense for the three month period ending December 31, 1996 was approximately $368,000 compared to $37,000 for the same period last year. Interest expense increased primarily as a result of the $5,000,000 convertible debentures issued on July 12, 1997, bearing interest at 9% per annum and the issuance of the Atlantic Notes and Facility Notes.


SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1995


         As a result of the factors discussed below, for the six months ended December 31, 1996, the Company had net income of $104,742 compared to $229,869 for the six months ended December 31, 1995.


         Sales increased by $21,164,967 for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995. Approximately $6,341,000 of the increase resulted from sales of bulk medical supplies by AmeriDyne and approximately $13,422,000 of the increase resulted from sales of bulk medical supplies by Atlantic. Sales of bulk medical supplies to the Company's parent increased by approximately $1,295,000 for the six months ended December 31, 1996 compared to the same period last year. The Company's manufacturing revenues increased by approximately $100,000.


         Gross profit for the six months ended December 31, 1996, was $7,443,832 or 28.7% of sales, as compared to $1,330,010 or 28% of sales, for the same period of the previous year.



         Operating expenses for the six month period ending December 31, 1996, were $6,141,502 as compared to $984,944 in 1995. The operating expenses increased approximately 524% as the result of the acquisitions, although as a percent of sales the increase represented only a 3% increase. The largest components of operating expenses are indirect labor (including sales salaries and commissions), occupancy expense, depreciation and amortization, and insurance. In particular, prior to the acquisitions of AmeriDyne and Atlantic, the Company did not have a direct sales force and, therefore, incurred minimal selling expenses as a percentage of sales. As of December 31, 1996, selling expenses represented approximately 6% of total sales.



         Indirect labor, including sales salaries and commissions, increased by $2,475,000 for the six months ended December 31, 1996 compared to the same period last year, to approximately $2,957,000. Occupancy expense, depreciation and amortization and insurance costs increased to approximately $1,568,000, an increase of $1,121,000 compared to the same period last year. Other expenses, including payroll taxes, professional fees, travel and entertainment, equipment leases, supplies, vehicle costs and bad debt expense, accounted for approximately $1,595,000 in operating expenses, an increase of $1,500,000 compared to the same period last year.

         Other income and expenses are made up of interest expense, debts recovered that were previously written off, service charge income, and gains and losses on the disposition of assets. Interest expense for the six month period ending December 31, 1996 was approximately $686,000 compared to $66,000 for the same period last year. Interest expense increased primarily as a result of the convertible debentures issued on July 12, 1997, bearing interest at 9% per annum and the issuance of the Atlantic and Facility Notes. The Company also incurred $500,000 in financing costs in connection with the Parent's guaranty of the Atlantic acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had ($257,245) of working capital as compared to $3,931,948 on June 30, 1996.

         Operating activities for the six months ended December 31, 1996, utilized cash of $16,717,338 as compared to operating activities during the six months ended December 31, 1995, which utilized cash of $396,502. The increased use of cash was primarily due to increases in inventory, accounts receivable and other assets due primarily, in the aggregate, to the acquisition of Atlantic.

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

         On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic. The acquisition was made retroactively to July 1, 1996. The Company paid $1,400,000 in cash and promissory notes totaling $10,500,000 (the "Atlantic Notes") for the stock of Atlantic, and subsequently paid an additional $50,000 in cash and issued a promissory note (the "Facility Notes") for $350,000 to acquire a minority interest in a subsidiary of Atlantic, Facility Supply, Inc. The cash for this transaction came from the $5 million debenture placement that was completed on July 12, 1996. The Company paid the Atlantic and Facility Notes from the proceeds of a $9,750,000 loan from its parent, payable in accordance with the terms of a promissory note that was convertible into shares of Contour Common Stock at the option of the note holder. The Company's parent simultaneously converted this promissory note into 1,950,000 shares of Contour Common Stock. The balance of the Atlantic and Facility Notes was paid by borrowing under the Company's lines of credit.

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

                                            CONTOUR MEDICAL, INC.

Date:  October 20, 1997                 By: /s/ Donald F. Fox
                                            -----------------------------------
                                            Donald F. Fox, President, Treasurer
                                               and Chief Financial Officer