Form 10-Q/A
period 1997-03-31
CONTOUR MEDICAL INC
filed 1997-10-23
CIK 829649

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

                              CONTOUR MEDICAL, INC.

                                   FORM 10-Q/A

                                      INDEX


Part I.  Financial Information
------   ---------------------

Item 1.  Financial Statements                                             Page
         Consolidated Balance Sheets as of March 31, 1997
         and June 30, 1996                                                 3-4

         Consolidated Statements of Operations for the Three
         and Nine Months Ended March 31, 1997 and 1996                     5-6

         Consolidated Statement of Stockholder's Equity
         for the Nine Months Ended March 31, 1997                          7-8

         Consolidated Statements of Cash Flows for the
         Nine Months Ended March 31, 1997 and 1996                        9-10

         Notes to Consolidated Financial Statements                      11-16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             16-18

Item 6.  Exhibits and Reports on Form 8-K                                   19

         Signature                                                          19

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet



                                              March 31,      June 30,
                                                1997           1996
                                            -----------    -----------
                                            (Unaudited)
ASSETS

Current:
  Cash                                      $    97,580    $   146,219
  Accounts receivable - trade
    Related parties (Note 4)                  2,720,620      1,918,000
    Other                                     7,376,514      2,527,676
  Inventories (Note 5)                        7,047,944      2,876,792
  Refundable income taxes                            --         21,406
  Prepaid expenses and other                    988,108         51,519
  Due from parent (Note 4)                      973,164        618,897
                                            -----------    -----------
      Total Current Assets                   19,203,930      8,160,509
                                            -----------    -----------
Property and Equipment, less
accumulated depreciation (Note 6)             1,958,945      1,223,195
                                            -----------    -----------
Other Assets:

  Goodwill                                   10,042,137      1,286,165
  Deposit on equipment                          671,760        416,184
  Other                                         977,933        172,215
                                            -----------    -----------
      Total Other Assets                     11,691,830      1,874,564
                                            -----------    -----------
                                            $32,854,705    $11,258,268








          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet



                                              March 31,      June 30,
                                                 1997          1996
                                             -----------   -----------
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable to banks -
   credit lines (Note 7)                     $ 6,098,902   $ 1,391,535
 Accounts payable                              2,919,974     2,036,652
  Accrued expenses                               625,211       366,716
  Current maturities of long-term
   debt (Note 8)                                 200,700       433,658
                                             -----------   -----------
      Total Current Liabilities                9,844,787     4,228,561

Long-term debt, less current
maturities (Note 8)                            1,066,076     1,352,937
                                             -----------   -----------
      Total Liabilities                       10,910,863     5,581,498

Convertible debentures, 9% interest
due monthly through July 1, 2003               5,000,000            --
                                             -----------   -----------
Stockholders' Equity:
  Preferred stock - Series A conver-
   tible, $.001 par value, shares
   authorized 1,265,000; issued
   600,000, outstanding 170,000 and
   600,000, respectively, at aggregate
   liquidation preference                        741,681     2,528,000
  Common stock $.001 par - shares
   authorized 76,000,000; issued
   8,042,043 and 4,802,280 (net of
   $765 discount)                                  7,277         4,449
  Additional paid-in capital                  15,563,769     2,911,696
  Retained earnings                              631,115       232,625
                                             -----------   -----------
      Total stockholders' equity              16,943,842     5,676,770

                                             $32,854,705   $11,258,268








          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations



                                                  Three Months Ended
                                             March 31,        March 31,
                                               1997             1996
                                            -----------      -----------
                                            (Unaudited)      (Unaudited)
SALES TO NON-RELATED PARTIES                $11,626,229      $ 2,197,566

SALES TO RELATED PARTIES                      1,511,178        1,582,000
                                            -----------      -----------

TOTAL SALES                                  13,137,407        3,779,566

COST OF SALES                                 9,345,136        2,751,524
                                            -----------      -----------
GROSS PROFIT                                  3,792,271        1,028,042


OPERATING EXPENSES                            3,211,310          775,212

OTHER INCOME (EXPENSE)                          (63,696)          10,031
                                            -----------      -----------
INCOME BEFORE INCOME TAXES                      517,265          262,861

INCOME TAX EXPENSE                              196,750           89,373
                                            -----------      -----------
NET INCOME                                  $   320,515      $   173,488

NET INCOME PER COMMON SHARE                 $       .04      $       .03

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                        7,817,379        4,967,739








          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations



                                                  Nine Months Ended
                                             March 31,        March 31,
                                                1997             1996
                                            -----------      ----------
                                            (Unaudited)      (Unaudited)
SALES TO NON-RELATED PARTIES                $34,592,701      $5,294,915
SALES TO RELATED PARTIES                      4,460,016       3,235,000
                                            -----------      ----------

NET SALES                                    39,052,717       8,529,915

COST OF SALES                                27,816,620       6,171,863
                                            -----------      ----------

GROSS PROFIT                                 11,236,097       2,358,052


OPERATING EXPENSES                            9,352,812       1,760,156


OTHER INCOME (EXPENSE)                       (1,196,587)         13,251
                                            -----------      ----------
INCOME BEFORE INCOME TAXES                      686,698         611,147


INCOME TAX EXPENSE                              260,945         207,790
                                            -----------      ----------

NET INCOME                                  $   425,753      $  403,357

NET INCOME PER COMMON SHARE                 $       .07      $      .07

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                        6,488,405       4,885,602








          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity


                                                           Additional
                                    Common Stock            Paid-in
                                  Shares     Amount         Capital
                                 ---------   ------        ----------
Balance, June 30, 1996           5,214,223   $4,449        $2,911,696

Exercise of common stock
 warrants                          326,320      326           684,574

Conversions of preferred
 stock                             430,000      430         1,719,549

Conversion dividend                 21,500       22                --

Preferred dividends in
 arrears                                --       --                --

Stock issued for guarantee         100,000      100           499,900

Exercise of convertible note     1,950,000    1,950         9,748,050

Net income                              --       --                --

Balance, March 31, 1997          8,042,043   $7,277       $15,563,769
                                 =========   ======       ===========








          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity




                                      Convertible
                                    Preferred Stock
                                ----------------------      Retained
                                 Shares       Amount        Earnings
                                --------   -----------      --------
Balance, June 30, 1996           600,000   $ 2,528,000      $232,625

Conversions of preferred
stock                           (430,000)   (1,720,000)           --

Payment of Preferred Dividend         --       (88,519)       (5,063)

Preferred dividends in
 arrears                              --        22,200       (22,200)

Net income                            --            --       425,753

Balance, March 31, 1997          170,000   $   741,681      $631,115
                                ========   ===========      ========








          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                        Nine Months Ended
                                                   March 31,         March 31,
                                                     1997              1996
                                                 ------------      ------------
                                                  (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                $    425,753      $    403,357

Adjustments to reconcile net income
 (loss) to net cash provided (used) by
 operating activities:

   Depreciation & Amortization                        577,505           111,863
   Tax benefit from NOL                                    --           207,790

     (Increase) decrease in accounts
       receivable                                  (5,651,458)         (825,785)
     (Increase) decrease in inventories            (4,171,152)         (234,060)
     (Increase) decrease in other
       current assets and other assets            (10,232,449)           (5,837)
     Increase (decrease) in accounts
       payable                                        883,322           290,257
     Increase (decrease) in accrued
       expenses and other liabilities                 258,495            61,239
                                                 ------------      ------------
       Net cash provided (used) by
            operating activities                  (17,909,984)            8,824

CASH FLOW FROM INVESTING ACTIVITIES:

   Acquisition of equipment                        (1,313,255)         (549,017)
  (Increase)Decrease in due from                     (354,267)          555,338
   Parent
   Acquisition of AmeriDyne, net of
     cash acquired                                         --          (322,297)
                                                 ------------      ------------
     Net cash used by investing
       activities                                  (1,667,522)         (315,976)








          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows



                                                        Nine Months Ended
                                                   March 31,         March 31,
                                                     1997              1996
                                                 ------------      ------------
                                                  (Unaudited)       (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Convertible debentures issued                    $  5,000,000                --
Net borrowing (payments) on loans                   4,187,548           193,103
Proceeds from exercise of options                      59,395            50,000
Payment of short-swing liability
  by shareholder                                           --            36,531
Proceeds from issuance of common
  stock                                             9,750,000                --
Payment of preferred stock dividends                  (93,582)               --
Exercise of Warrants                                  625,506                --
                                                 ------------      ------------

Net cash provided by financing
  activities                                       19,528,867           279,634
                                                 ------------      ------------
NET INCREASE (DECREASE) IN CASH                       (48,639)          (27,518)

CASH BEGINNING OF PERIOD                              146,219            96,235
                                                 ------------      ------------

CASH END OF PERIOD                               $     97,580      $     68,717

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION AND NON-CASH
ACTIVITIES:

  Cash paid for interest                         $    576,944      $    109,168

  Cash paid for income tax                       $         --      $        930








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


         On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. The Company paid $1.4 million in cash and $10.5 million in promissory notes (the "Atlantic Notes") for all of the outstanding stock of Atlantic. The Atlantic Notes beared interest at 7% per annum and were paid in full on January 10, 1997. In the event of a default in the payment of the Atlantic Notes, they were convertible into shares of common stock of Parent. The Atlantic Notes were paid with $9,750,00 in proceeds from the issuance of 1,950,000 shares of the Company's common stock and the balance came from the Company's line of credit.

         In addition, on August 9, 1996, the Company acquired the remaining minority interest of Facility Supply, Inc., a majority owned subsidiary of Atlantic. The acquisition was made retroactively to July 1, 1996. The Company paid $50,000 in cash and $350,000 in promissory notes (the "Facility Notes") for the remaining outstanding stock of Facility Supply, Inc. The Facility Notes beared interest at 7% per annum and were paid in full on January 10, 1997. In the event of a default in the payment of the Facility Notes, they were convertible into shares of common stock of Parent. The Facility Notes were paid with $9,750,00 in proceeds from the issuance of 1,950,000 shares of the Company's common stock and the balance came from the Company's line of credit.

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

2.       CHANGE IN METHOD OF ACCOUNTING FOR TAXES AND INCOME


         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry forwards. Measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.


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

7.   NOTES PAYABLE


         Notes payable at March 31, 1997 and June 30, 1996 consisted of the following:

                                                           March 31,          June 30,
                                                             1997               1996
                                                          ----------         ---------
Note payable to bank, interest at prime plus
1% (9.25% at June 30, 1996), principal of
$5,000 plus interest due monthly through
June 2000, collateralized by equipment                      173,556           217,559

Note payable to bank, interest at prime plus
 .75% (9.00% at June 30, 1996) principal of
$7,605 plus interest due monthly through
May 2000, collateralized by equipment and
real property                                               432,819           496,171

Mortgage payable to bank, bearing interest
at 8.58%, principal and interest of $6,793,
due monthly through December 2003,
collateralized by equipment and real property               420,409           456,233

Mortgage payable to bank, interest at prime
plus .75% (9.00% at June 30, 1996) principal
of $1,190 plus interest due monthly through
December 2000, collateralized by equipment and
real property                                                53,570            64,284

Borrowings under $7,000,000 line of credit,
interest at 30 day libor plus 200bp (7.44%
at September 30, 1996), payable monthly,
collateralized by accounts receivable and
inventory. Principal due October 31, 1997                 6,098,902                --

Borrowings under $100,000 line of credit,
interest at prime plus .75% (9.00%
at June 30, 1996), payable monthly,
collateralized by accounts receivable,
inventory, equipment, and real property                          --            65,000

Note payable to bank, interest at 8.75%
principal and interest at $1,282 due monthly
through April 2001, collateralized by equipment              52,630            60,436

Borrowings under $500,000 line of credit,
interest at prime plus .25% (8.5% at June
30, 1996) payable monthly, collateralized
by accounts receivable, inventory and
equipment, and guarantees by
Parent                                                           --           433,535

Note payable to leasing institution,
interest at 14.6%, monthly installments of
$309 plus sales tax. Matures June 1997,
collateralized by computer equipment                            306             2,924

Note payable to equipment company, interest at
11%, monthly installments of $533 including
interest. Matures December 1997,
collateralized by equipment                                   4,580             8,805

Note payable to stockholder, interest at 10%,
principal and interest of $5,693, due monthly
through March 1999                                          123,362           163,646

Note payable to bank, interest at 9%, principal
and interest of $3,600 due monthly through May
1997, collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts, and guarantees of
Parent                                                           --            38,924

Note payable to equipment company, interest at
14.1%, monthly installments of $405 including
interest. Matures October 1998 collataralized
by equipment.                                                 6,544                --

Note payable to bank, interest at 9%, principal
and interest of $5,266 due monthly through
October 1997, collateralized by accounts
receivable, inventory, furniture, fixtures,
equipment, machinery, bank accounts, and
guarantees of Parent                                             --           212,613

Borrowings under $975,000 line of credit, interest
at prime plus 1.25% (9.5% at June 30, 1996).
Principal is due on demand but no later than May
15, 1997. Collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts, and guarantees of
Parent                                                           --           958,000

                                                         ----------        ----------
                                                         $7,365,678        $3,178,130
Less current maturities                                   6,299,602         1,825,193
                                                         ----------        ----------
                                                         $1,006,076        $1,352,937

         Certain of the above agreements contain financial and operating covenants, including requirements that the Company maintain certain net worth levels and satisfy current and debt-to-net-worth ratios. The Company was in compliance with all debt covenants as of March 31, 1997.

The aggregate maturities of long-term debt are as follows as of March 31, 1997:

         1997                                                  $6,299,602
         1998                                                     186,741
         1999                                                     303,777
         2000                                                     491,884
         2001                                                      83,674


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


         On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic, a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. The Company paid $1.4 million in cash and $10.5 million in promissory notes (the "Atlantic Notes") for all of the outstanding stock of Atlantic Medical. The Atlantic Notes bore interest at 7% per annum and were due in full on January 10, 1997. On January 10, 1997, the Company repaid the Atlantic Notes, with interest.

         In addition, on August 9, 1996, the Company acquired the remaining minority interest of Facility Supply, Inc., a majority owned subsidiary of Atlantic. The acquisition was made retroactively to July 1, 1996. The Company paid $50,000 in cash and $350,000 in promissory notes (the "Facility Notes") for the remaining outstanding stock of Facility Supply, Inc. The Facility Notes beared interest at 7% per annum and were paid in full on January 10, 1997, with interest.


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

                                         Unaudited           Unaudited
                                     Nine Months Ended      Year Ended
                                       March 31, 1996     June 30, 1996
                                     -----------------    -------------
            Sales                      $ 35,341,890        $ 34,333,727
            Net Income                 $    785,516*       $    585,784*
            Per share                  $       0.16        $       0.10


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


NINE MONTHS ENDED March 31, 1997 COMPARED TO NINE MONTHS ENDED March 31, 1996


         As a result of the factors discussed below, for the nine months ended March 31, 1997, Contour had net income of $425,753 compared to $403,357 for the nine months ended March 31, 1996.


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


         Gross profit for the nine months ended March 31, 1997, was $11,236,097 or 28.8% of sales, as compared to $2,358,052 or 27.6% of sales, for the same period of the previous year. The increase in gross profit as a percentage of sales is primarily the result of higher gross profit margins on businesses acquired.

         Operating expenses for the nine month period ending March 31, 1997, were $9,352,812 as compared to $1,760,156 in 1996. The operating expenses increased approximately 431% as the result of the acquisitions, although as a percent of sales the increase represented a 3.3% increase. The increase of $7,592,656 in operating expenses is directly related to the increase of $30,522,802 in revenues. The largest components of operating expenses are indirect labor (including sales salaries and commissions), occupancy expense, depreciation and amortization, and insurance. In particular, prior to the acquisitions of AmeriDyne and Atlantic, the Company did not have a direct sales force and therefore incurred minimal selling expenses as a percentage of sales. Selling expenses as a percentage of sales now represents approximately 4% of total sales.

         Indirect labor, including sales salaries and commissions increased by $3,853,099 compared to the same period last year, to approximately $4,635,437. Occupancy expense, depreciation and amortization and insurance costs increased by $1,681,804 compared to the same period last year, to approximately $2,366,002. Other expenses, including payroll taxes, professional fees, travel and entertainment, equipment leases, supplies and vehicle costs and bad debt expense, accounted for the balance of the increase in operating expenses compared to the same period last year.

         Other income and expenses are made up of interest expense, debts recovered that were previously written off, service charge income, and gains and losses on the disposition of assets. Interest expense for the nine month period ending March 31, 1997 was approximately $905,000 compared to $109,168 for the same period last year. Interest expense has increased primarily as a result of the $5,000,000 convertible debentures issued on July 12, 1997, bearing interest at 9% per annum and the issuance of the Atlantic and Facility Notes. The Company also incurred $500,000 in financing costs in connection with the Parent's guaranty of the Atlantic acquisition.

LIQUIDITY AND CAPITAL RESOURCES


         At March 31, 1997, the Company had $9,359,143 of working capital as compared to $3,931,948 on June 30, 1996.

         Operating activities for the nine months ended March 31, 1997, utilized cash of $17,909,984 as compared to operating activities during the nine months ended March 31, 1996, which provided cash of $8,824. The increased use of cash was primarily due to increases in inventory, accounts receivable and other assets.

         The cash flows utilized for investing activities of $1,506,438 during the nine months ended March 31, 1997, were a result of the draw of $354,267 from Parent and by the use of $1,313,255 for the acquisition of and deposits on additional equipment.


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



         On August 6, 1996, Contour acquired all of the outstanding stock of Atlantic. The acquisition was made retroactively to July 1, 1996. Contour paid $1,400,000 in cash and promissory notes totaling $10,500,000 (the "Atlantic Notes") for the stock of Atlantic, and subsequently paid an additional $50,000 in cash and issued a promissory note (the "Facility Notes") for $350,000 to acquire a minority interest in a subsidiary of Atlantic, Facility Supply, Inc. The cash for this transaction came from the $5 million debenture placement that was completed on July 12, 1996. Contour paid the Atlantic Notes and Facility Notes from the proceeds of a $9,750,000 loan from Parent, payable in accordance with the terms of a promissory note that was convertible into shares of the Company's common stock at the option of the note holder. Contour's parent simultaneously converted this promissory note into 1,950,000 shares of the Company's common stock. The balance of the Atlantic Notes and Facility Notes was paid by borrowing under Contour's lines of credit.


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


                                    CONTOUR MEDICAL, INC.


Date: October 20, 1997              By: \s\ Donald F. Fox

                                       -----------------------------------------
                                        Donald F. Fox, President, Treasurer
                                        and Chief Financial Officer