Form 10-Q
period 1997-09-30
CONTOUR MEDICAL INC
filed 1997-11-14
CIK 829649

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended September 30, 1997

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

                                6025 Shiloh Road,
                              Alpharetta, Ga 30005
                     ----------------------------------------
                     (Address of Principal Executive Offices)

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

                              Yes [ X ]   No [   ]

There were 8,215,543 shares of the Registrant's $.001 par value Common Stock outstanding as of September 30, 1997.

                             CONTOUR MEDICAL, INC.
                                   FORM 10-Q

                                     INDEX
                                     -----
Part I.  Financial Information
------   ---------------------
Item 1.  Financial Statements                                      Page

         Consolidated Balance Sheets as of September 30, 1997
         and June 30, 1997                                          3-4

         Consolidated Statements of Operations for the Three
         Months Ended September 30, 1997 and 1996                    5

         Consolidated Statement of Stockholder's Equity
         for the Three Months Ended September 30, 1997              6-7

         Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 1997 and 1996             8-9

         Notes to Consolidated Financial Statements                10-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       14-15

             CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheet

                                            September 30,     June 30,
                                                1997            1997
                                            ------------    -----------
                                             (Unaudited)
ASSETS

Current:
  Cash                                      $   104,309     $   311,657
  Accounts receivable - trade
    Related parties (Note 3)                  6,347,267       5,135,189
    Other                                    11,355,079       7,811,635
  Inventories                                 5,285,373       5,130,142
  Refundable income taxes                       559,209         572,875
  Prepaid expenses and other                    309,454         237,687
  Due from parent (Note 3)                      973,164         973,164
                                            -----------     -----------
      Total Current Assets                   24,933,855      20,172,349
                                            -----------     -----------
Property and Equipment, less
accumulated depreciation (Note 4)             2,319,971       1,492,918
                                            -----------     -----------
Other Assets:

  Goodwill                                   10,035,100      10,109,927
  Deposit on equipment                           45,400         311,453
  Other                                         459,518         434,529
                                            -----------     -----------
      Total Other Assets                     10,540,018      10,855,909
                                            -----------     -----------
                                            $37,793,844     $32,521,176

          See accompanying notes to consolidated financial statements

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet

                                            September 30,     June 30,
                                                1997            1997
                                            -------------   -----------
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                        5,111,457       3,839,548
      Accrued expenses                          537,995         728,784
      Current maturities of long-term
      debt (Note 5)                           9,856,895       6,079,086
                                             ----------      ----------
      Total Current Liabilities              15,506,347      10,647,418

Long-term debt, less current
maturities (Note 5)                           5,473,841       5,473,841
                                             ----------      ----------
      Total Liabilities                      20,980,188      16,121,259

Stockholders' Equity:
  Preferred stock - Series A conver-
   tible, $.001 par value, shares
   authorized 1,265,000; issued
   600,000, outstanding 135,000,
   at aggregate liquidation preference          623,414         623,414
  Common stock $.001 par - shares
   authorized 76,000,000; issued
   8,215,543 and 8,127,376 (net of
   $765 discount)                                 7,422           7,334
  Additional paid-in capital                 15,944,416      15,796,188
  Retained earnings                             238,404         (27,019)
                                             ----------     -----------
      Total stockholders' equity             16,813,656      16,399,917

                                            $37,793,844     $32,521,176

          See accompanying notes to consolidated financial statements

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations

                                                Three Months Ended
                                          September 30,     September 30,
                                               1997             1996
                                          ------------      ------------
                                           (Unaudited)      (Unaudited)

SALES TO NON-RELATED PARTIES              $ 10,922,790      $11,076,530

SALES TO RELATED PARTIES                     2,862,045        1,836,000
                                           -----------      -----------
TOTAL SALES                                 13,784,835       12,912,530

COST OF SALES                               10,368,525        9,073,535
                                           -----------      -----------
GROSS PROFIT                                 3,416,310        3,838,995

OPERATING EXPENSES                           2,909,420        2,937,158

OTHER:
      Interest Expense                         297,322          213,141
      Other Income, net                         68,267            8,425
                                           ------------     -----------
INCOME BEFORE INCOME TAXES                     277,835          697,121

INCOME TAX EXPENSE                              12,412          265,392
                                           ------------     -----------
NET INCOME                                 $   265,423       $  431,792

NET INCOME PER COMMON SHARE                $       .03       $      .07

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                       8,127,376        5,716,891

          See accompanying notes to consolidated financial statements

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                Consolidated Statement of Stockholders' Equity
                               (Unaudited)
                                                           Additional
                                    Common Stock            Paid-in
                                  Shares     Amount         Capital
                                 ---------   ------       -----------
Balance, June 30, 1997           8,127,376   $7,334       $15,796,188

Exercise of common stock
 warrants                           42,000       42            59,958

Non-qualified options exercised
For common stock                    46,167       46            88,270

Balance, September 30, 1997      8,215,543   $7,422       $15,944,416
                                 ---------   ------       -----------
          See accompanying notes to consolidated financial statements

                   CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                Consolidated Statement of Stockholders' Equity
                               (Unaudited)

                                    Convertible
                                   Preferred Stock
                                 -----------------        Retained
                                Shares       Amount       Earnings
                               --------    --------     -----------
Balance, June 30, 1997          135,000    $623,414      $ (27,019)

Net income                           --         --         265,423

Balance, September 30, 1997     135,000   $ 623,414     $  238,404
                               --------   ---------     ----------
          See accompanying notes to consolidated financial statements

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows

                                                  Three Months Ended
                                           September 30,    September 30,
                                               1997             1996
                                            ----------       ----------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                             $265,423        $ 431,729

Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:

   Depreciation & Amortization                 230,447          163,661

     (Increase) decrease in accounts
       receivable                           (4,755,522)      (6,900,443)
     (Increase) decrease in inventories       (155,231)      (3,491,430)
     (Increase) decrease in other
       current assets and other assets         (83,090)      (8,523,219)
     Increase (decrease) in accounts
       payable                               1,271,909        1,308,576
     Increase (decrease) in accrued
       expenses and other liabilities         (190,789)         553,714
                                            -----------       ----------
       Net cash provided (used) by
        operating activities                (3,416,853)     (16,457,412)

CASH FLOW FROM INVESTING ACTIVITIES:

   Deposit on equipment                        266,053          (86,834)
   Acquisition of equipment                   (982,673)        (720,106)
   Decrease (increase) in due
     from parent                                    --         (136,436)
                                           ------------      ----------
     Net cash used by investing
       activities                             (716,620)        (943,376)

          See accompanying notes to consolidated financial statements

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows

                                                   Three Months Ended
                                            September 30,   September 30,
                                                1997             1996
                                            ------------     ------------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Acquisition Notes Issued                      $    --       $10,850,000
Convertible debentures issued                      --         5,000,000
Net borrowing on loans                         3,777,809      1,179,552
Proceeds from exercise of options                 88,270          --

Exercise of Warrants                              60,000        625,506
                                            ------------      ----------
Net cash provided by financing
  activities                                   3,926,125     17,655,058
                                            ------------      ----------
NET INCREASE (DECREASE) IN CASH                 (207,348)       254,270

CASH BEGINNING OF PERIOD                         311,657        146,219
                                            ------------      ----------
CASH END OF PERIOD                          $    104,309       $400,489

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION AND NON-CASH
ACTIVITIES:

  Cash paid for interest                    $    291,374       $199,255

          See accompanying notes to consolidated financial statements.

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Unaudited)

1.    BASIS OF PRESENTATION
      ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the June 30, 1997, audited financial statements for Contour Medical, Inc. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

     The consolidated financial statements include the accounts of Contour Medical, Inc. ("CMI") and its wholly-owned subsidiaries, Contour Medical - Michigan, Inc. (formerly Contour Fabricators, Inc.) ("CFI"), Contour Medical of Central Florida, Inc. (formerly Contour Fabricators of Florida, Inc.) ("CFFI") and, since March 1, 1996, AmeriDyne Corporation ("AmeriDyne"), and effective July 1, 1996 Atlantic Medical Supply Company, Inc. ("Atlantic") collectively referred to as the Company. All material intercompany accounts and transactions have been eliminated. CMI is a majority-owned subsidiary of Retirement Care Associates, Inc. ("Parent").

     On June 27, 1997, the Company sold all of its manufacturing assets, including equipment, accounts receivable, customer lists, prepaid assets, deposits, inventory and other assets. These assets were sold for $3,350,000 in cash to an unrelated third party, RawCar, L.L.P. The Company retained all liabilities related to the assets sold. Upon completion of this sale, the Company ceased all manufacturing activity.

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

3.   RELATED PARTY TRANSACTIONS
     --------------------------

     During 1995, the Company began distributing medical supplies to health care facilities owned, leased or managed by the Parent. Sales to these facilities approximated $2,862,045 for the three month period ended September 30, 1997. Trade accounts receivable of $6,347,267 and $5,135,189 were outstanding as of September 30, 1997 and June 30, 1997, respectively, as related to the sale of medical supplies to the Parent. Additionally, the Company had an outstanding loan receivable due from its Parent of $973,164 at September 30, 1997 and June

30, 1997, which is due within 45 days from the date of such loan and bears interest at the prime rate.

4.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consists of the following:

                            Useful Lives  September 30, 1997  June 30, 1997
                            ------------  ------------------  -------------
Land & Land Improvements        --               16,005        $    9,841
Building and Improvements    5-45 years           1,165             6,159
Machinery and equipment      3-7  years       1,771,963         1,442,614
Furniture and fixtures       5-7  years         645,332           498,876
Leasehold improvements       5    years         486,176            74,717
Vehicles                     3-5  years         179,092            84,853
                                             ----------        ----------
                                              3,099,733         2,117,060
Less accumulated depreciation                   779,762           624,142
                                             ----------        ----------
                                             $2,319,971        $1,492,918

All property and equipment are pledged as collateral (see Notes 5 and 7).

5.   NOTES PAYABLE
     -------------

     Notes payable at September 30, 1997 and June 30, 1997 consisted of the following:
                                               September 30,     June 30,
                                                   1997            1997
                                               ------------     ---------
Borrowings under $10,000,000 line of credit,
interest at 30 day libor plus 200bp ( 7.68%
at September 30, 1997), payable monthly,
collateralized by accounts receivable,
inventory and guarantees by Retirement
Care Associates, Inc. Principal due
October 31, 1997                                 $9,479,873     5,886,545

Convertible debentures, interest at 9.00%
Payable monthly, principal due July 1, 2003,
Convertible into shares of common stock           5,000,000     5,000,000

Borrowings under $750,000 line of credit,
interest at prime (8.50% at September 30, 1997),
principal of $20,833 plus interest due monthly,
collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts and guarantees
of Retirement Care Associates                       750,000       750,000

Note payable to stockholder, interest at 10%,
principal and interest of $5,693, due monthly
through March 1999                                   94,786       109,252

Note payable to equipment company, interest at
14.0%, monthly installments of $405 including
interest.  Matures October 1998 collataralized
by equipment.                                         4,513         5,546

Note payable to equipment company, interest at
11%, monthly installments of $533 including
interest.  Matures December 1997,
collateralized by equipment                           1,564         3,093
                                                -----------   -----------
                                                $15,330,736   $11,552,927
Less current maturities                          (9,856,895)   (6,079,086)
                                                -----------   -----------
                                                $ 5,473,841   $ 5,473,841

     Certain of the above agreements contain financial and operating covenants, including requirements that the Company maintain certain net worth levels and satisfy current and debt-to-net-worth ratios. The Company was in compliance with all debt covenants as of September 30, 1997.

The aggregate maturities of long-term debt are as follows as of September 30, 1997:
                      1998               $9,856,895
                      1999                  300,350
                      2000                  744,567
                      2001                  503,534
                      2002                  446,325
                      Thereafter          3,479,065

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

6.   LEASE COMMITMENTS
      -----------------

     The Company is obligated under various non-cancelable leases for equipment and office space. Future minimum lease commitments under operating leases were as follows as of September 30, 1997.

                    1998                $823,473
                    1999                 759,080
                    2000                 765,375
                    2001                 627,044
                    2002                 540,590

     Employment Agreement - The Company has entered into an employment agreement with a key executive for a five-year period ending June 1998. The agreement provides for annual base compensation of $100,000.

     Litigation - During 1997 the Company was a defendent in a lawsuit filed by one of its customers in a contractual dispute. On October 27, 1997 the Company settled this suit for approximately $66,000.

7.   INCOME TAXES:
     ------------

     Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

     As of June 30, 1997, the Company had net operating loss carry-forwards for tax purposes, expiring at various dates ending July 30, 2012, of approximately $1.1 million which includes approximately $516,000 attributable to Contour Medical, Inc. for the period prior to January 1, 1993. Due to certain change of ownership requirements of Section 382 of the Internal Revenue Code, utilization of the Company's operating losses is expected to be limited to approximately $414,000 per year. The deferred tax asset related to the tax benefit of these losses has been offset by a valuation allowance due to uncertainty of realization. The valuation allowance increased approximately $89,000 during 1997.

     The income tax benefit arising from the utilization of the net operating losses attributable to CMI will be credited to additional paid-in capital when recognized. During the three month period ending September 30, 1997, the income tax benefit of utilizing net operating losses attributable to CMI was approximately $82,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following should be read in conjunction with the attached Financial Statements and Notes thereto of the Company.

THREE MONTHS ENDED September 30, 1997 COMPARED TO THREE MONTHS ENDED September 30, 1996
-----------------------------------------------------------------------------

     As a result of the factors discussed below, for the three months ended September 30, 1997, the Company had net income of $265,423 compared to $431,729 for the three months ended September 30, 1996.

     Sales increased by $872,305 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Revenues in the quarter ended September 30, 1996 included sales from the Company's manufacturing operations of approximately $1.1 million. The Company sold its manufacturing assets and discontinued manufacturing operations in June, 1997. All of the Company's sales generated in the quarter ended September 30, 1997 were attributable to its distribution of medical supplies. The increase of approximately $2 million was the result of an increase in sales to the Company's parent of approximately $1,026,000, with the balance of the increase, or approximately $950,000, due to the expansion of the Company's customer base.

     Gross profit for the three months ended September 30, 1997, was $3,416,310 or 24.8% of sales, as compared to $3,838,995 or 29.7% of sales, for the same period of the previous year. The decrease in gross profit as a percentage of sales is primarily the result of lower gross profit margins typically earned on the distribution of bulk medical supplies as compared to the gross profit margins historically earned by the Company's manufacturing enterprise, the assets of which were sold in June, 1997. Following the sale of its manufacturing assets, the Company ceased all manufacturing activities.

     Operating expenses for the three month period ending September 30, 1997, were $2,909,420 as compared to $2,937,158 in 1996. The operating expenses remained relatively consistent, however as a percent of sales operating expenses decreased 1.6%. The largest components of operating expenses are indirect labor (including sales salaries and commissions), occupancy expense, depreciation and amortization, and insurance.

     Indirect labor, including sales salaries and commissions were approximately $1,804,000, an increase of $272,179 compared to the same period last year. Occupancy expense, depreciation and amortization and insurance costs increased to approximately $779,072, an increase of $23,421 compared to the same period last year.

     Other income and expenses are made up of interest expense, debts recovered that were previously written off, service charge income, and gains and losses on the disposition of assets. Interest expense for the three month period ending September 30, 1997 was $297,322 compared to $213,141 for the same period last year. Interest expense has increased primarily as a result of increased borrowings on the revolving credit facility to finance working capital increases.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At September 30, 1997, the Company had $9,427,508 of working capital as compared to $9,524,931 on June 30, 1997.

     Operating activities for the three months ended September 30, 1997, utilized cash of $3,416,853 as compared to operating activities during the three months ended September 30, 1996, which utilized cash of $16,457,412. The decrease in the use of cash was primarily due to the acquisition of Atlantic Medical Supply in the first quarter of 1996.

     The cash flows utilized for investing activities of $716,620 during the three months ended September 30, 1997, were a result of the acquisition of additional property and equipment for the expansion of the Company distribution facilities.

     Cash flow of $3,926,125 was provided from financing activities in the three months ended September 30, 1997, whereas in the same period in 1996, cash flows from financing activities provided cash of $17,655,058. The cash flows provided from financing activities in the three months ended September 30, 1996 were used in the acquisition of Atlantic Medical Supply, Inc.

     The Company currently maintains revolving lines of credit totaling $10 million with its banks for short-term working capital needs. As of September 30, 1997, $9,479,873 had been borrowed against these lines. On November 11, 1997, the Company increased its revolving line of credit with Barnett Bank by $5 million to a total of $15 million.

     On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. The Company paid $1.4 million in cash and promissory notes totaling $10.5 million (the "Atlantic Promissory Notes") for the stock of Atlantic, and subsequently paid an additional $50,000 in cash and issued a promissory note for $350,000 to acquire a minority interest in a subsidiary of Atlantic, Facility Supply, Inc. The cash for this transaction came from the $5 million debenture placement that was completed on July 12, 1996. The Company paid the Atlantic Promissory Notes from the proceeds of a $9.75 million loan from its parent, payable in accordance with the terms of a promissory note that was convertible into shares of the Company's Common Stock at the option of the note holder. The Company's parent simultaneously converted this promissory note into 1,950,000 shares of Contour Common Stock. The balance of the Atlantic Promissory Notes was paid by borrowing under the Company's lines of credit.

     The Company plans to open four additional distribution centers around the United States during the next six months. Total capital expenditures anticipated to fund this expansion will approximate $1.25 million. The Company has received commitments from leasing and financing organizations in amounts sufficient to meet these anticipated needs.

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

                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.  None.

ITEM 2.   CHANGES IN SECURITIES.   During the quarter ended September 30,
1997, the Company issued securities in a transaction which was not registered under the Securities Act of 1933, as amended (the "Act"), as follows:

          On September 29, 1997, the Company issued 42,000 shares of its Common Stock in a private transaction to Wing Hin Chau upon the exercise of a warrant for $60,000 in cash. With respect to this sale, the Company relied on
Section 4(2) of the Act. The Purchaser is a sophisticated investor and represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificate and stop transfer instructions were issued to the transfer agent.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.

          On February 17, 1997, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") by and among Sun Healthcare Group, Inc. ("Sun"), Nectarine Acquisition Corporation, by a wholly-owned subsidiary of Sun, and the Company, pursuant to which the subsidiary of Sun would be merged with and into the Company. The Merger Agreement was subsequently amended on August 21, 1997.

          Subject to the terms and condition of the Merger Agreement (including, without limitation, approval of the stockholders of the Company), upon the effective time of the Merger, Sun will pay $8.50 in cash and/or Sun common stock, at Sun's election, for each outstanding share of the Common Stock of the Company not presently owned by Retirement Care (other than shares of Common Stock held in the treasury of the Company, owned by Sun or its subsidiary or held by persons who exercise their dissenters' rights under Nevada law). As a result of the Merger, the Company will become a wholly-owned subsidiary of Sun.

          The Merger is subject to approval by the shareholders of Sun and the stockholders of the Company. The merger remains subject to other customary conditions. The Merger will be effective promptly following approval by the Sun shareholders and the Company's stockholders, assuming satisfaction of the other conditions to the Merger.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBIT 27  FINANCIAL DATA SCHEDULE      Filed herewith electronically

     (b)  REPORTS ON FORM 8-K.

          The Company filed a Report on Form 8-K dated August 14, 1997, reporting information under Item 4 - Change in Registrant's Certifying Accountant and Item 7 - Financial Statements and Exhibits, concerning the resignation of Coopers & Lybrand L.L.P. as the Company's independent accountants.

          The Company filed a Report on Form 8-K dated August 21, 1997, reporting information under Item 5 - Other Events and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, concerning an amendment to the Agreement and Plan of Merger with Sun Healthcare Group, Inc.

                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 19934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CONTOUR MEDICAL, INC.

Date: November 14, 1997            By:/s/ Donald F. Fox
                                      Donald F. Fox, President, Treasurer
                                      and Chief Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically