Form 10-Q
period 1997-12-31
CONTOUR MEDICAL INC
filed 1998-02-17
CIK 829649

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 1997

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

                              Yes [ X ]   No [   ]

There were 8,293,331 shares of the Registrant's $.001 par value Common Stock outstanding as of December 31, 1997.

                             CONTOUR MEDICAL, INC.
                                   FORM 10-Q

                                     INDEX
                                     -----
Part I:  Financial Information
------   ---------------------
Item 1.  Financial Statements                                            Page

         Consolidated Balance Sheets as of December 31, 1997
         and June 30, 1997                                               3-4

         Consolidated Statements of Operations for the Six
         Months ended December 31, 1997 and 1996                          5

         Consolidated Statements of Operations for the Three
         Months Ended December 31, 1997 and 1996                          6

         Consolidated Statement of Stockholder's Equity
         for the Six Months Ended December 31, 1997                      7-8

         Consolidated Statements of Cash Flows for the
         Six Months Ended December 31, 1997 and 1996                     9-10

         Notes to Consolidated Financial Statements                     11-14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            15-17

Part II: Other Information

Item 1.  Legal Proceedings                                                17

Item 2.  Changes in Securities                                            17

Item 3.  Defaults upon Senior Securities                                  18

Item 4.  Submission of Matters to a Vote of Security Holders              18

Item 5.  Other Information                                                18

Item 6.  Exhibits and Reports on Form 8-K                                 18

             CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheet

                                            December 31,      June 30,
                                                1997            1997
                                            ------------    -----------
                                            (Unaudited)
ASSETS
Current:
  Cash                                      $   128,777     $   311,657
  Accounts receivable - trade
     Related parties (Note 3)                 8,156,936       5,135,189
     Other                                   10,954,452       7,811,635
  Inventories                                 8,525,411       5,130,142
  Refundable income taxes                       559,209         572,875
  Prepaid expenses and other                    571,773         237,687
  Due from parent (Note 3)                    1,031,925         973,164
                                            -----------     -----------
      Total Current Assets                   29,928,483      20,172,349
                                            -----------     -----------
Property and Equipment, less
accumulated depreciation (Note 4)             2,603,849       1,492,918
                                            -----------     -----------
Other Assets:

  Goodwill                                    9,960,843      10,109,927
  Deposit on equipment                                0         311,453
  Other                                         585,803         434,529
                                            -----------     -----------
       Total Other Assets                    10,546,646      10,855,909
                                            -----------     -----------
                                            $43,078,978     $32,521,176

          See accompanying notes to consolidated financial statements

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet

                                             December 31,     June 30,
                                                1997            1997
                                            -------------   -----------
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                        5,959,335       3,839,548
      Accrued expenses                          713,987         728,784
      Current maturities of long-term
      debt (Note 5)                          13,607,339       6,079,086
                                             ----------      ----------
      Total Current Liabilities              20,280,661      10,647,418

Long-term debt, less current
maturities (Note 5)                           6,020,150       5,473,841
                                             ----------      ----------
      Total Liabilities                      26,300,811      16,121,259

Stockholders' Equity:
  Preferred stock - Series A conver-
   tible, $.001 par value, shares
   authorized 1,265,000; issued
   600,000, outstanding 135,000,
   at aggregate liquidation preference          623,414         623,414
  Common stock $.001 par - shares
   authorized 76,000,000; issued
   8,293,331 and 8,127,376 (net of
   $765 discount)                                 7,500           7,334
  Additional paid-in capital                 16,116,667      15,796,188
  Retained earnings                              30,586         (27,019)
                                             ----------     -----------
      Total stockholders' equity             16,778,167      16,399,917

                                            $43,078,978     $32,521,176

          See accompanying notes to consolidated financial statements

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations


                                                  Six Months Ended
                                            December 31,     December 31,
                                               1997             1996
                                            ----------       ----------
                                            (Unaudited)      (Unaudited)
SALES TO NON-RELATED PARTIES               $21,243,689      $22,967,078

SALES TO RELATED PARTIES                     5,827,045        2,948,238
                                           -----------      -----------
                                            27,070,734       25,915,316

COST OF SALES                               20,247,842       18,471,484
                                           -----------      -----------
GROSS PROFIT                                 6,822,892        7,443,832

     OPERATING EXPENSES                      6,309,061        6,141,502

OTHER INCOME (EXPENSES)                       (443,814)      (1,133,391)
                                           -----------      -----------
INCOME BEFORE INCOME TAXES                      70,017          168,939

INCOME TAX EXPENSE                              12,412           64,197
                                           -----------      -----------
 NET INCOME                                 $   57,605       $  104,742

NET INCOME PER COMMON SHARE                 $      .00       $      .02

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                       8,210,354        5,838,369

         See accompanying notes to consolidated financial statements

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations

                                                 Three Months Ended
                                            December 31,     December 31,
                                               1997             1996
                                            ----------       ----------
                                            (Unaudited)      (Unaudited)
SALES TO NON-RELATED PARTIES               $10,320,899      $11,890,548

SALES TO RELATED PARTIES                     2,965,000        1,112,238
                                           -----------      -----------
                                            13,285,899       13,002,786

COST OF SALES                                9,879,317        9,197,949
                                           -----------      -----------
GROSS PROFIT                                 3,406,582        3,804,837

     OPERATING EXPENSES                      3,399,641        2,957,419

OTHER INCOME (EXPENSES)                       (214,759)        (305,741)
                                            ------------     -----------
INCOME (LOSS) BEFORE INCOME TAXES             (207,818)         541,677

INCOME TAX EXPENSE                                   0          205,837
                                           ------------     -----------
NET INCOME (LOSS)                           $ (207,818)      $  335,840

NET INCOME (LOSS) PER COMMON SHARE          $     (.03)      $      .06

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                       8,171,460        5,959,837

          See accompanying notes to consolidated financial statements

                   CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                Consolidated Statement of Stockholders' Equity
                               (Unaudited)
                                                           Additional
                                    Common Stock            Paid-in
                                  Shares     Amount         Capital
                                 ---------   ------       -----------
Balance, June 30, 1997           8,127,376   $7,334       $15,796,188

Exercise of common stock
 warrants                          119,788      120           232,209

Non-qualified options exercised
for common stock                    46,167       46            88,270

Balance, December 31, 1997       8,293,331    7,500        16,116,667
                                ==========  ========      ===========

          See accompanying notes to consolidated financial statements

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                Consolidated Statement of Stockholders' Equity
                           (Unaudited)

                                    Convertible
                                  Preferred Stock
                                -------------------        Retained
                                Shares      Amount      Earnings(Deficit)
                                -------    --------     ----------------
Balance, June 30, 1997          135,000    $623,414        $ (27,019)

Net income                           --          --           27,605

Balance, December 31, 1997      135,000    $623,414        $  30,586
                                =======    ========        =========

          See accompanying notes to consolidated financial statements

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows

                                                  Six Months Ended
                                            December 31,     December 31,
                                               1997             1996
                                            ----------       ----------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                    $ 57,605        $ 104,742

Adjustments to reconcile net income
 to net cash provided (used)
 by operating activities:

   Depreciation & Amortization                 450,231          385,807
   Tax benefit from NOL                             --               --

     (Increase) decrease in accounts
       receivable                           (6,164,564)      (5,766,071)
     (Increase) decrease in inventories (3,395,269) (3,632,562) (Increase) decrease in other
       current assets and other assets        (471,694)      (9,540,741)
     Increase (decrease) in accounts
       payable                               2,119,787        1,191,503
     Increase (decrease) in accrued
       expenses and other liabilities          (14,797)         539,984
                                            -----------       ----------
       Net cash provided by
         operating activities               (7,418,701)     (16,717,338)

CASH FLOW FROM INVESTING ACTIVITIES:

   Acquisition of equipment                 (1,412,078)      (1,150,723)
     Deposit on equipment                      311,453               --
     (Increase) decrease in due
        from parent                            (58,761)        (355,715)
                                          ------------      -----------
     Net cash used by investing
       activities                           (1,159,386)      (1,506,438)

          See accompanying notes to consolidated financial statements

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows

                                                   Six Months Ended
                                            December 31,     December 31,
                                                1997             1996
                                            ------------     ------------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Acquisition Notes Issued                     $        --     $10,850,000
Convertible Debentures Issued                         --       5,000,000
Net borrowing (payments) on loans              8,074,562       1,786,433
Proceeds from exercise of options                     --              --
Payment of short-swing liability
  by shareholder                                      --              --
Exercise of Warrants                             232,329         625,506
                                             -----------     -----------
Net cash provided by financing
  activities                                   8,306,891      18,261,939
                                            ------------      ----------
NET INCREASE (DECREASE) IN CASH                 (182,880)         38,163

CASH BEGINNING OF PERIOD                         311,657         146,219
                                            ------------      ----------

CASH END OF PERIOD                          $    128,777      $  184,382

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION AND NON-CASH
ACTIVITIES:

  Cash paid for interest                    $    609,707      $  362,244

  Cash paid for income tax                  $         --      $       --

          See accompanying notes to consolidated financial statements.

                    CONTOUR MEDICAL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Unaudited)

1.    BASIS OF PRESENTATION
      ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the June 30, 1997, audited financial statements for Contour Medical, Inc. The results of operations for the periods ended December 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

   2.CHANGE IN METHOD OF ACCOUNTING FOR TAXES AND INCOME
     ---------------------------------------------------
     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry forwards. Measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

   3.RELATED PARTY TRANSACTIONS
     --------------------------
     During 1995, the Company began distributing medical supplies to health care facilities owned, leased or managed by the Parent. Sales to these facilities approximated $5,827,045 for the six month period ended December 31, 1997 and $2,965,000 for the three month period ended December 31, 1997. Trade accounts receivable of $8,156,936 and $5,135,189 were outstanding as of December 31, 1997 and June 30, 1997, respectively, as related to the sale of medical supplies to the Parent. Additionally, the Company had an outstanding loan receivable due from its Parent of $1,031,925 at December 31, 1997, which is due within 45 days from the date of such loan and bears interest at the prime rate.

   4.PROPERTY AND EQUIPMENT
     ----------------------
     Property and equipment consists of the following:

                            Useful Lives   December 31, 1997  June 30, 1997
                            ------------  ------------------  -------------
Land & Land Improvements        --               16,000        $    9,841
Building and Improvements    5-45 years           1,164             6,159
Machinery and equipment      3-7  years       1,628,650         1,442,614
Furniture and fixtures       5-7  years         996,147           498,876
Leasehold improvements       5    years         708,085            74,717
Vehicles                     3-5  years         179,092            84,853
                                             ----------        ----------
                                              3,529,138         2,117,060
Less accumulated depreciation                  (925,293)          624,142
                                             ----------        ----------
                                             $2,603,845        $1,492,918

All property and equipment are pledged as collateral (see Notes 5 and 7).

   5.NOTES PAYABLE
     -------------
     Notes payable at December 31, 1997 and June 30, 1997 consisted of the following:
                                               December 31,     June 30,
                                                   1997           1997
                                               ------------     --------
Borrowings under $15,000,000 line of credit,
interest at 30 day libor plus 200bp (7.94%
at December 31, 1997), payable monthly,
collateralized by accounts receivable,
inventory and guarantees by Retirement
Care Associates, Inc. Principal due
October 31, 1998                                 13,294,091     5,886,545

Convertible debentures, interest at 9.00%
Payable monthly, principal due July 1, 2003,
Convertible into shares of common stock           5,000,000     5,000,000

Borrowings under $1,250,000 line of credit,
interest at prime (8.50% at December 31, 1997),
principal of $20,833 plus interest due monthly,
collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts and guarantees
of Retirement Care Associates                     1,250,000       750,000

Note payable to stockholder, interest at 10%,
principal and interest of $5,693, due monthly
through March 1999                                   79,955       109,252

Note payable to equipment company, interest at
14.0%, monthly installments of $405 including
interest.  Matures October 1998 collataralized
      by equipment                                    3,444         5,546

Note payable to equipment company, interest at
11%, monthly installments of $533 including
interest.  Matures December 1997,
collateralized by equipment                              --         3,093

                                                -----------   -----------
                                                $19,627,489   $11,552,927
Less current maturities                         (13,607,339)   (6,079,086)
                                                -----------   -----------
                                                $ 6,020,150   $ 5,473,841

The aggregate maturities of long-term debt are as follows as of December 31,
1997:
                  1998              $13,607,339
                  1999                  270,143
                  2000                  249,996
                  2001                  249,996
                  2002                  249,996
                  Thereafter          5,000,019

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

   6.LEASE COMMITMENTS
      -----------------
     The Company is obligated under various non-cancelable leases for equipment and office space. Future minimum lease commitments under operating leases were as follows as of December 31, 1997.

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

     Litigation - During 1997 the Company was a defendant in a lawsuit filed by one of its customers in a contractual dispute. On October 27, 1997 the Company settled this suit for approximately $66,000.

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

     The income tax benefit arising from the utilization of the net operating losses attributable to CMI will be credited to additional paid-in capital when recognized. During the three month period ending December 31, 1997, the income tax benefit of utilizing net operating losses attributable to CMI was approximately $82,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following should be read in conjunction with the attached Financial Statements and Notes thereto of the Company.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------

     As a result of the factors discussed below, for the three months ended December 31, 1997, the Company had a net loss of $(207,818) compared to net income of $335,840 for the three months ended December 31, 1996.

     Sales increased by $283,113 for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996. Revenues in the quarter ended December 31, 1996 included sales from the Company's manufacturing operations of approximately $1.4 million. The Company sold its manufacturing assets and discontinued manufacturing operations in June, 1997. All of the Company's sales generated in the quarter ended December 31, 1997 were attributable to its distribution of medical supplies. The increase of approximately $1.7 million was the result of an increase in sales to the Company's parent.

     Gross profit for the three months ended December 31, 1997, was $3,406,582 or 25.6% of sales, as compared to $3,804,837 or 29.2% of sales, for the same period of the previous year. The decrease in gross profit as a percentage of sales is primarily the result of lower gross profit margins typically earned on the distribution of bulk medical supplies as compared to the gross profit margins historically earned by the Company's manufacturing enterprise, the assets of which were sold in June, 1997. Following the sale of its manufacturing assets, the Company ceased all manufacturing activities.

     Operating expenses for the three month period ending December 31, 1997, were $3,399,641 as compared to $2,957,919 in 1996. Operating expenses increased $442,222 from the same period last year. Approximately $300,000 of the increase relates to expenses incurred in the start-up of two new distribution centers in Randolph, Massachusetts and Portland, Oregon. All the costs associated with the start-up of these facilities were incurred in the three month period ending December 31, 1997. The balance of the increase, or approximately $142,000, relates to the additional costs incurred as a result of the consolidation of the Company's administrative support functions to the new corporate office building in Atlanta, Georgia. The largest components of operating expenses are indirect labor (including sales salaries and commissions), occupancy expense, depreciation and amortization, and insurance.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996

     As a result of the factors discussed below, for the six months ended December 31, 1997, the Company had net income of $57,605 compared to $104,742 for the six months ended December 31, 1996.

     Sales increased by $1,155,418 for the six months ended December 31, 1997 as compared to the six months ended December 31, 1996. Revenues in the six months ended December 31, 1996 included sales from the Company's manufacturing operation of approximately $2.5 million. The Company sold its manufacturing assets and discontinued manufacturing operations in June 1997. All of the Company's revenue in the six months ended December 31, 1997 were attributable to its distribution of medical supplies. The increase of approximately $3.6 million was the result of an increase in sales to the Company's parent of approximately $2.8 million, with the balance of the increase or approximately $800,000, due to the expansion of the Company's customer base.

     Gross profit for the six months ended December 31, 1997, was $6,822,892 or 25.2% of sales, as compared to $7,443,832 or 28.7% of sales, for the same period of the previous year. The decrease in gross profit as a percentage of sales is primarily the result of lower gross profit margins typically earned on the distribution of bulk medical supplies as compared to the gross profit margins historically earned by the Company's manufacturing enterprise, the assets of which were sold in June, 1997. Following the sale of its manufacturing assets, the Company ceased all manufacturing activities.

     Operating expenses for the six month period ending December 31, 1997 were $6,309,061 as compared to $6,141,502 in 1996. The operating expenses increased from the same period last year as a result of expenses incurred in the start-up of two new distribution centers in Randolph, Massachusetts and Portland, Oregon. The costs associated with the start-up of these two facilities were incurred in the three month period from October through November. The balance of the increase relates to additional costs incurred as a result of the consolidation of the Company's administrative support functions to the new corporate office building in Atlanta, Georgia.

     Indirect labor, including sales salaries and commissions were approximately $3,153,487, an increase of $196,000 compared to the same period last year. Occupancy expense, depreciation and amortization and insurance costs decreased to approximately $1,550,891, a decrease of $16,000 compared to the same period last year.

     Other income and expenses are made up of interest expense, debts recovered that were previously written off, service charge income, and gains and losses on the disposition of assets. Interest expense for the six month period ending December 31, 1997 was $608,144 compared to $686,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     At December 31, 1997, the Company had $9,647,822 of working capital as compared to $9,524,931 on June 30, 1997.

     Operating activities for the six months ended December 31, 1997, utilized cash of $7,418,701 as compared to operating activities during the six months ended December 31, 1996, which utilized cash of $16,717,338. The decreased use of cash was primarily due to the acquisition of Atlantic Medical Supply in 1996.

     The cash flows utilized for investing activities of $1,159,386 during the six months ended December 31, 1997, were a result of the acquisition of additional equipment for two new distribution centers and costs associated with the completion of the construction of the new corporate office.

     Cash flow of $8,306,891 was provided from financing activities in 1997, whereas in 1996, cash flows from financing activities provided cash of $18,261,939. During the six months ended December 31, 1996, $5,000,000 was provided from debenture borrowings, $10,950,000 was provided by acquisition notes and $625,506 was provided by the exercise of stock warrants to fund the acquisition of Atlantic.

     On November 11, 1997, the Company increased its revolving line of credit with Barnett Bank by $5 million to a total of $15 million. As of December 31, 1997, $13,294,091 had been borrowed against the line for short-term working capital and expansion needs.

     On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. The Company paid $1.4 million in cash and promissory notes totaling $10.5 million (the "Atlantic Promissory Notes") for the stock of Atlantic, and subsequently paid an additional $50,000 in cash and issued a promissory note for $350,000 to acquire a minority interest in a subsidiary of Atlantic Medical Supply, Inc. The cash for this transaction came from the $5 million debenture placement that was completed on July 12, 1996. The Company paid the Atlantic Promissory Notes from the proceeds of a $9.75 million loan from its parent, payable in accordance with the terms of a promissory note that was convertible into shares of the Company's Common Stock at the option of the note holder. The Company's parent simultaneously converted this promissory note into 1,950,000 shares of Contour Common Stock. The balance of the Atlantic Promissory Notes was paid by borrowing under the Company's lines of credit.

     The Company plans to open three additional distribution centers around the United States during the next nine months. Total capital expenditures anticipated to fund this expansion will approximate $1 million. The Company has received commitments from leasing and financing organizations in amounts sufficient to meet these anticipated needs.

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

                   PART II.  OTHER INFORMATION

 ITEM 1.LEGAL PROCEEDINGS.  None.

 ITEM 2.CHANGES IN SECURITIES.   During the quarter ended December 31,
1997, the Company issued securities in a transaction which was not registered under the Securities Act of 1933, as amended (the "Act"), as follows:

     During the quarter ended December 31, 1997, the Company issued an aggregate of 77,788 shares of its Common Stock in private transactions to eight accredited investors upon the exercise of warrants for an aggregate of $174,501 in cash. With respect to these sales, the Company relied on Section 4(2) of the Act. The purchasers are sophisticated investors and represented that they were purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

 ITEM 3.DEFAULTS UPON SENIOR SECURITIES.  None.

 ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

 ITEM 5.OTHER INFORMATION.

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

 ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.

       (a)EXHIBIT 27  FINANCIAL DATA SCHEDULE Filed herewith electronically

       (b)REPORTS ON FORM 8-K.

     The Company filed a Report on Form 8-K dated November 25, 1997, reporting information under Item 5 - Other Events and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, concerning amendments to the Agreement and Plan of Merger with Sun Healthcare Group, Inc. and a related Option Agreement.

                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONTOUR MEDICAL, INC.

Date: February 17, 1998             By:/s/ Donald F. Fox
                                           Donald F. Fox, President,
                                           Treasurer and Chief Financial
                                           Officer

                               EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically