Form 10-Q/A
period 1996-09-30
CONTOUR MEDICAL INC
filed 1998-03-11
CIK 829649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 3
                           (Amending Part I - Item 1)


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

                             CONTOUR MEDICAL, INC.

                                  FORM 10-Q/A

                                     INDEX


Part I.  Financial Information



Item 1.  Financial Statements                                            Page

         Consolidated Balance Sheets as of September 30, 1996
         and June 30, 1996                                                3-4

         Consolidated Statements of Operations for the Three
         Months Ended September 30, 1996 and 1995                          5

         Consolidated Statements of Stockholders Equity                   6-7
         Three Months Ended September 30, 1996

         Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 1996 and 1995                   8-9

         Notes to Consolidated Financial Statements                      10-16






         Signature                                                         17

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                            September 30,    June 30,
                                                1996           1996
                                            ------------    ----------
                                             (Unaudited)
ASSETS

Current:
  Cash                                      $   400,489    $   146,219
  Accounts receivable - trade
    Related parties (Note 4)                  2,027,499      1,918,000
    Other                                     7,459,147      2,527,676
  Inventories (Note 5)                        6,368,222      2,876,792
  Refundable income taxes                        21,406         21,406
  Prepaid expenses and other                    839,320         51,519
  Due from parent (Note 4)                      755,333        618,897
                                            -----------    -----------
      Total Current Assets                   17,871,416      8,160,509
                                            -----------    -----------
Property and Equipment, less
accumulated depreciation (Note 6)             1,823,880      1,223,195
                                            -----------    -----------
Other Assets:

  Goodwill, net of accumulated amortization  10,468,043      1,286,165
  Deposit on equipment                          503,018        416,184
  Other                                         130,188        172,215
                                            -----------    -----------
      Total Other Assets                     11,101,249      1,874,564
                                            -----------    -----------
                                            $30,796,545    $11,258,268
























          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                            September 30,     June 30,
                                                1996            1996
                                            -------------   -----------
                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                           $ 3,345,228    $ 2,036,652
  Accrued expenses                             1,128,217        366,716
  Current maturities of long-term
   debt (Note 7)                              11,099,183      1,825,193
                                             -----------    -----------
      Total Current Liabilities               15,572,628      4,228,561

Long-term debt, less current
maturities (Note 7)                            4,152,739      1,352,937
                                             -----------    -----------
      Total Liabilities                       19,725,367      5,581,498
                                             -----------    -----------
Convertible debentures, 9% interest
due monthly through July 1, 2003               5,000,000             --
                                             -----------    -----------
Stockholders' Equity:
  Preferred stock - Series A conver-
   tible, $.001 par value, shares
   authorized 1,265,000; issued 600,000,
   outstanding 185,000 and 600,000
   respectively, at aggregate
   liquidation preference                        875,400      2,528,000
  Common stock $.001 par - shares
   authorized 76,000,000; issued and
   outstanding 5,946,793 and 5,214,223
   respectively, (net of $765 discount)            5,182          4,449
  Additional paid-in capital                   5,196,469      2,911,696
  Retained earnings (deficit)                     (5,873)       232,625
                                             -----------    -----------
      Total stockholders' equity               6,071,178      5,676,770

                                             $30,796,545    $11,258,268


















          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations


                                                Three Months Ended
                                                    (Unaudited)
                                           September 30,    September 30,
                                                1996             1995
                                           -------------    -------------
SALES TO NON-RELATED PARTIES                $11,076,530      $1,492,129

SALES TO RELATED PARTIES                      1,836,000         746,000
                                            -----------      ----------
NET SALES                                    12,912,530       2,238,129

COST OF SALES                                 9,273,535       1,589,072
                                            -----------      ----------
GROSS PROFIT                                  3,638,995         649,057

OPERATING EXPENSES                            3,184,083         489,601

OTHER INCOME (EXPENSE)                         (827,650)          3,088
                                            -----------      ----------
INCOME BEFORE INCOME TAXES                     (372,738)        162,544

INCOME TAX EXPENSE (BENEFIT)                   (141,640)         55,265
                                            -----------      ----------
NET INCOME (LOSS)                           $  (231,098)     $  107,279

NET INCOME PER COMMON SHARE (LOSS)          $      (.04)     $      .02

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                        5,716,891       4,571,677




















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

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity


                                    Convertible
                                  Preferred Stock
                                 -----------------          Retained
                                Shares       Amount         Earnings
                               --------     --------       -----------

Balance, June 30, 1996          600,000   $2,528,000       $  232,625

Exercise of common stock
 warrants                            --           --               --

Conversions of preferred
stock                          (415,000)  (1,660,000)              --

Preferred dividends in
 arrears                                       7,400           (7,400)

Net (loss)                                                   (231,098)

Balance, September 30, 1996     185,000   $  875,400       $   (5,873)



















          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows


                                               Three Months Ended
                                                   (Unaudited)
                                          September 30,    September 30,
                                              1996             1995
                                          -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                 $  (231,098)     $   107,279

Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:

   Depreciation and Amortization               163,661           33,076
   Tax benefit from NOL                             --           55,265
     (Increase) decrease in accounts
       receivable                           (5,040,970)        (123,127)
     (Increase) decrease in inventories     (3,491,430)        (204,788)
     (Increase) decrease in other
       current assets and other assets      (9,927,652)         (84,713)
     Increase (decrease) in accounts
       payable                               1,308,576          (16,227)
     Increase (decrease) in accrued
       expenses and other liabilities          761,501           15,103
                                          ------------      -----------
       Net cash provided by operating
         activities                        (16,457,412)        (218,132)

CASH FLOW FROM INVESTING ACTIVITIES:

  Deposit on equipment                         (86,834)              --
  Acquisition of equipment                    (720,106)         (95,921)
  Decrease (increase) in due
     from parent                              (136,436)         150,000
                                         -------------      -----------
        Net cash provided(used) by
          investing activities                (943,376)     $    54,079


















          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows


                                                 Three Months Ended
                                                    (Unaudited)
                                            September 30,    September 30,
                                                1996             1995
                                            -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Acquisition Notes Issued                    $ 10,850,000     $        --
Convertible Debentures Issued                  5,000,000              --
Net borrowing on loans                         1,179,552         126,135
Exercise of warrants                             625,506          50,000
                                            ------------     -----------
     Net cash provided (used) by
          financing activities                17,655,058         176,135
                                            ------------     -----------
NET INCREASE (DECREASE) IN CASH                  254,270          12,082

CASH BEGINNING OF PERIOD                         146,219          96,235
                                            ------------     -----------
CASH END OF PERIOD                          $    400,489     $   108,317


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION AND NON-CASH
ACTIVITIES:

  Cash paid for interest                    $    199,255     $    28,890





























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





2.   RESTATEMENT:

During Contour's fiscal year 1997 year-end audit, certain adjustments to Contour's previously issued financial statements were discovered to be necessary. These adjustments, together with additional amounts, have been applied to the financial statements of Contour for the quarter ended September 30, 1996 as restatements and corrections. The following table gives a brief description of such restatements and corrections:


Description:                                   Amount:
------------                                   -------

Additional provision for
   uncollectible accounts                     $ 446,925
Additional financing expense
   for RCA's guarantee fee                    $ 500,000
Accrual of interest on Atlantic
   Medical Acquisition Notes                  $ 122,934
Less:  Adjustment to Income Taxes             $(407,032)

Decrease in Net Income:                       $ 662,827

Decrease in Net Income per Share:             $     .11

3.   CHANGE IN METHOD OF ACCOUNTING FOR TAXES AND INCOME


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


4.   CHANGE IN YEAR END


The Company changed its fiscal year end from December 31 to June 30 during 1995. Atlantic also changed its fiscal year end from December 31 to June 30 during 1996.


5.   RELATED PARTY TRANSACTIONS


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


6.   INVENTORIES


Inventories are summarized as follows:

                                       September 30,    June 30,
                                           1996           1996
                                       -------------   ----------

      Raw Materials                    $   284,463     $  330,699
      Work in process                       70,604         96,647
      Finished goods                     6,013,155      2,449,446
                                       -----------     ----------
                                       $ 6,368,222     $2,876,792

All inventories are pledged as collateral.

7.   PROPERTY AND EQUIPMENT


Property and equipment consist of the following:


                                            September 30,       June 30,
                            Useful Lives        1996              1996
                            ------------    -------------      ----------
Land & Land Improvements        --               59,842        $   50,000
Building                     5-45 years         596,247           596,247
Computer Equipment           3-7 years       $1,010,445            --
Machinery and equipment      3-7  years       2,208,217         1,798,520
Furniture and fixtures       5-7  years         222,920           146,536
Leasehold improvements       5    years         290,563           251,352
Vehicles                     3-5  years         188,202            72,245
                                             ----------        ----------
                                              4,576,436         2,914,900
Less accumulated depreciation                 2,752,556         1,691,705
                                             ----------        ----------
                                             $1,823,880        $1,223,195



Certain property and equipment are pledged as collateral (see Notes 8 and 9).

8.   NOTES PAYABLE


Notes payable at September 30, 1996 and June 30, 1996 consisted of the following:

                                                  September 30,   June 30,
                                                      1996          1996
                                                  -----------   -----------

Note payable to sellers of Atlantic Medical
Supply Company, Inc. at 7%, principal and
interst due on January 10, 197, in event
of default convertible into common stock
of Parent                                         $ 10,500,000          --

Note payable to sellers of Facility
Supply, inc. at 7%, principal and
interest due on January 10, 1997, in
event of default convertible into common
stock of Parent                                        350,000          --

Note payable to bank, interest at prime plus
1% (9.25% at June 30, 1996), principal of
$5,000 plus interest due monthly through
June 2000, collateralized by equipment                 203,750  $  217,559

Note payable to bank, interest at prime plus
 .75% (9.00% at June 30, 1996) principal of
$7,605 plus interest due monthly through
May 2000, collateralized by equipment and
real property                                          480,899     496,171

Mortgage payable to bank, bearing interest
at 8.58%, principal and interest of $6,793,
due monthly through December 2003,
collateralized by equipment and real property          445,677     456,233

Mortgage payable to bank, interest at prime
plus .75% (9.00% at June 30, 1996) principal
of $1,190 plus interest due monthly through
December 2000, collateralized by equipment
and real property                                       59,522      64,284

Borrowings under $7,000,000 line of credit,
interest at 30 day libor plus 200bp (7.44%
at September 30, 1996), payable monthly,
collateralized by accounts receivable, and
inventory.  Principal due October 31, 1997           2,994,105          --

Borrowings under $100,000 line of credit,
interest at prime plus .75% (9.00%
at June 30, 1996), payable monthly,
collateralized by accounts receivable,
inventory, equipment, and real property                     --      65,000

Note payable to bank, interest at 8.75%
principal and interest at $1,282 due monthly
through April 2001, collateralized by equipment         57,903      60,436

Borrowings under $500,000 line of credit,
interest at prime plus .25% (8.5% at June
30, 1996) payable monthly, collateralized
by accounts receivable, inventory and
equipment, and guarantees by Retirement
Care Associates, Inc.                                       --     433,535

Note payable to leasing institution,
interest at 14.6%, monthly installments of
$309 plus sales tax. Matures June 1997,
collateralized by computer equipment                     2,079       2,924

Note payable to equipment company, interest at
11%, monthly installments of $533 including
interest.  Matures December 1997,
collateralized by equipment                              7,436       8,805

Note payable to stockholder, interest at 10%,
principal and interest of $5,693, due monthly
through March 1999                                     150,551     163,646

Note payable to bank, interest at 9%, principal
and interest of $3,600 due monthly through
May 1997, collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts, and guarantees of
Parent                                                      --      38,924

Note payable to bank, interest at 9%, principal
and interest of $5,266 due monthly through
October 1997, collateralized by accounts
receivable, inventory, furniture, fixtures,
equipment, machinery, bank accounts, and
guarantees of Parent                                        --     212,613

Borrowings under $975,000 line of credit,
interest at prime plus 1.25% (9.5% at June
30, 1996). Principal is due on demand but
no later than May 15, 1997. Collateralized
by accounts receivable, inventory,
furniture, fixtures, equipment, machinery,
bank accounts, and guarantees of Parent                     --     958,000
                                                   -----------  ----------
                                                   $15,251,922  $3,178,130

Less current maturities                             11,099,183   1,825,193
                                                   -----------  ----------
                                                   $ 4,152,739  $1,352,937

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


9.   INCOME TAXES:


Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


10.  ACQUISITION:


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

                                    CONTOUR MEDICAL, INC.




Date:  March 11, 1998                By: /s/ Donald F. Fox
                                    --------------------------------------------
                                       Donald F. Fox, President, Treasurer and
                                           Chief Financial Officer