Form 10-Q/A
period 1996-12-31
CONTOUR MEDICAL INC
filed 1998-03-11
CIK 829649

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

                              CONTOUR MEDICAL, INC.

                                   FORM 10-Q/A

                                      INDEX
                                     -------


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

         Signature

                                                                           17
                                    -2-

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet



                                            December 31,    June 30,
                                                1996          1996
                                            ------------   -----------
                                             (Unaudited)

ASSETS

Current:
  Cash                                      $   184,382    $   146,219
  Accounts receivable - trade
    Related parties (Note 4)                  2,095,575      1,918,000
    Other                                     8,116,172      2,527,676
  Inventories (Note 5)                        6,509,354      2,876,792
  Refundable income taxes                            --         21,406
  Prepaid expenses and other                    803,937         51,519
  Due from parent (Note 4)                      974,612        618,897
                                            -----------    -----------
      Total Current Assets                   18,684,032      8,160,509
                                            -----------    -----------
Property and Equipment, less
accumulated depreciation (Note 6)             1,915,935      1,223,195
                                            -----------    -----------
Other Assets:
  Goodwill                                   10,116,391      1,286,165
  Deposit on equipment                          577,245        416,184
  Other                                         469,250        172,215
                                            -----------    -----------
      Total Other Assets                     11,162,886      1,874,564
                                            -----------    -----------
                                            $31,762,853    $11,258,268




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

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations



                                                 Three Months Ended
                                            December 31,    December 31,
                                               1996             1995
                                            -----------     ------------
                                            (Unaudited)      (Unaudited)

SALES TO NON-RELATED PARTIES                $11,890,548      $ 1,605,220

SALES TO RELATED PARTIES                      1,112,238          907,000
                                            -----------      -----------
NET SALES                                    13,002,786        2,512,220

COST OF SALES                                 9,197,949        1,831,267
                                            -----------      -----------
GROSS PROFIT                                  3,804,837          680,953

OPERATING EXPENSES                            2,957,419          495,343

OTHER INCOME (EXPENSE)                         (305,741)             132
                                            -----------      -----------
INCOME BEFORE INCOME TAXES                      541,677          185,742

INCOME TAX EXPENSE                              205,837           63,152
                                            -----------      -----------
NET INCOME                                  $   335,840      $   122,590

NET INCOME PER COMMON SHARE                 $       .06      $       .03

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                        5,959,837        4,613,841

NET INCOME PER COMMON SHARE AND COMMON
SHARE EQUIVALENTS                           $       .04

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON SHARE EQUIVALENTS           8,961,026


















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

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity




                                   Convertible
                                 Preferred Stock
                                 -----------------        Retained
                                Shares       Amount       Earnings
                               --------     --------     -----------
Balance, June 30, 1996          600,000    $ 2,528,000    $ 232,625

Conversions of preferred
stock                          (415,000)    (1,660,000)          --

Payment of Preferred Dividend        --        (88,519)      (5,063)

Preferred dividends in
 arrears                             --         14,800      (14,800)

Net income                           --             --      104,742

Balance, December 31, 1996      185,000    $   794,281    $ 317,504














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


         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Contour Fabricators, Inc. ("CFI"), Contour Fabricators of Florida, Inc. ("CFFI") and, since March 1, 1996, AmeriDyne Corporation ("AmeriDyne"), and effective July 1, 1996, Atlantic Medical Supply Company, Inc. ("Atlantic") collectively referred to as the Company. All material intercompany accounts and transactions have been eliminated. The Company is a majority-owned subsidiary of Retirement Care Associates, Inc. ("Parent").



         On March 1, 1996, the Company acquired AmeriDyne through a merger which was accounted for as a purchase. The Company issued 369,619 shares of its common stock and paid $250,000 to the sole stockholder of AmeriDyne in connection with this purchase.


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





2.       RESTATEMENT:

         During Contour's fiscal year 1997 year-end audit, certain adjustments to Contour's previously issued financial statements were discovered to be necessary. These adjustments, together with additional amounts, have been applied to the financial statements of Contour for the quarter ended December 31, 1996 as restatements and corrections. The following table gives a brief description of such restatements and corrections:

Description:                                             Amount:
------------                                             -------
Accrual of interest on Atlantic
   Medical Acquisition Notes                            $205,634
Less:  Adjustment to Income Taxes                       $(78,771)

Decrease in Net Income:                                 $126,863

Decrease in Net Income per Share:                       $    .02

Contour further advises the Staff that no adjustments or restatements of Contour's financial statements for the quarter ended March 31, 1997 were required under APB 20

3.       CHANGE IN METHOD OF ACCOUNTING FOR TAXES AND INCOME

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


7.       PROPERTY AND EQUIPMENT


         Property and equipment consist of the following:

                                            December 31,        June 30,
                            Useful Lives        1996              1996
                            ------------    ------------       ----------
Land & Land Improvements        --           $   59,842        $   50,000
Building                     5-45 years         596,247           596,247
Computer Equipment           3-7  years       1,074,945            --
Machinery and equipment      3-7  years       2,349,616         1,798,520
Furniture and fixtures       5-7  years         234,257           146,536
Leasehold improvements       5    years         290,563           251,352
Vehicles                     3-5  years         188,202            72,245
                                             ----------        ----------
                                              4,793,672         2,914,900
Less accumulated depre-
 ciation                                      2,877,737         1,691,705
                                             ----------        ----------
                                             $1,915,935        $1,223,195

Certain property and equipment are pledged as collateral (see Note 8).


8.       NOTES PAYABLE


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