Form 10-K/A
period 1997-06-30
CONTOUR MEDICAL INC
filed 1998-03-11
CIK 829649

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

                                 Amendment No. 1
    (Amending Part II - Item 7, Part IV - Item 14 and Financial Statements)


 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the Fiscal Year ended:  June 30, 1997

              OR

 [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from:
                                             ----------

                           Commission File No. 0-26288

                              CONTOUR MEDICAL, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            NEVADA                                        77-0163521
-------------------------------                    ------------------------
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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of sales for the periods indicated:


                                    SIX MONTHS ENDED
                     YEARS ENDED              DECEM-    YEARS ENDED
                      JUNE 30,      JUNE 30,  BER 31,   DECEMBER 31,
                   ---------------   ------   ------   ---------------
                    1997     1996     1995     1994     1994     1993
                   ------   ------   ------   ------   ------   ------
Sales              100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
Cost of Sales       74.4%    72.1%    72.0%    64.5%    64.5%    57.0%
Gross Profit        25.6%    27.9%    28.0%    35.5%    35.5%    43.0%
Operating Expenses  24.3%    23.1%    20.7%    39.2%    40.1%    44.9%
Other Income
  (Expense)         (2.0%)
Net Income (Loss)
 Before Income
  Taxes (Benefit)   (0.7%)    5.8%     7.3%    (6.0%)  (13.4%)   (3.5%)
Income Taxes
 (Benefit)          (0.2%)    2.1%     2.5%       --       --    (1.4%)
Net Income (Loss)   (0.5%)    3.6%     4.8%    (6.0%)  (13.4%)   (2.0%)


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

     Other income and expenses are made up of interest expense, debts recovered that were previously written off, service charge income, and gains and losses on the disposition of assets. Interest expense for the year ended June 30, 1997 was $1,295,557 compared to $170,951 for the same period last year. Interest expense has increased primarily as a result of (1) the $5,000,000 convertible debentures issued on July 12, 1997, bearing interest at 9% per annum; (2) the Atlantic and Facility Notes issued for the purchase of Atlantic and Facility Supply, Inc.; and (3) the increased usage of the Company's line of credit supporting sales growth throughout the year.


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


     As a result of the acquisition of Atlantic, Contour acquired Medicare and trade receivables totaling more than $1.8 million that were deemed to be uncollectible. The entire amount of these receivables was reserved at the date of the acquisition. The remaining reserve for uncollectible accounts represents approximately 16% of trade receivables.


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

LIQUIDITY AND CAPITAL RESOURCES


     At June 30, 1997, the Company had $9,524,930 of working capital as compared to working capital of $3,931,948 at June 30, 1996. The increase in working capital was primarily due to the acquisition of Atlantic, which was completed during August 1996.



     Operating activities for the year ended June 30, 1997 utilized cash of $4,407,477 as compared to operating activities during the year ended June 30, 1996, which utilized cash of $124,047. Inventories increased by approximately $2,602,000 from June 30, 1996 as a result of increased inventory levels needed to serve the growing nursing home market, and approximately $2,280,000 of the increase resulted from the Atlantic acquisition. Cash utilized by the increase in accounts receivable was approximately $5,343,000, primarily related to the acquisition of Atlantic, as well as growth in sales generally.



     Cash flows from investing activities used cash of $69,183 for the year ended June 30, 1997 as a result of a loan of $354,267 from the Company's parent, $1,415,744 used for the acquisition of or deposits on additional equipment and $1,452,597 used for the Atlantic acquisition. These amounts were offset by $3,350,000 in proceeds from the sale of the Company's manufacturing business.


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

  2.2    Amendment No. 1 to the Agreement      Incorporated by reference to
         and Plan of Merger and Reorgani-      Exhibit 2.1 to the Company's
         zation dated as of February 17,       Current Report on Form 8-K
         1997 among Sun Healthcare Group,      dated August 21, 1997
         Inc., Nectarine Acquisition
         Corporation and Contour Medical,
         Inc.

  2.3    Asset Purchase Agreement with                       *
         RawCar Group, L.L.C.

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

  10.11  Lease Agreement with Meadows                    *
         I/II,LLC for Alpharetta, Georgia
         Facility

  10.12  Sublease Agreement with Sunscript               *
         Pharmacy Corporation on Alpha-
         retta, Georgia Facility

  10.13  Lease Agreement with Spieker                  *
         Properties, L.P. for Portland,
         Oregon Facility

  10.14  Sublease Agreement with RawCar                *
         Group, L.L.C.

  10.15  Lease Agreement with Westport                 *
         Business Park Associates for
         Ft. Lauderdale facility

  21     Subsidiaries of the Registrant                *

  23.1   Consent of Cherry, Bekaert &                  *
         Holland, L.L.P.

  23.2   Consent of BDO Seidman, LLP                   *

  27     Financial Data Schedule                       *
------------------

* Previously Filed


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
Stockholders' equity:
  Preferred stock - Series A convertible;
    $.001 par value, shares authorized -
    1,265,000; issued and outstanding -
    135,000 and 600,000, respectively,
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

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                               Six Months
                             Year Ended        Year Ended        Ended           Year Ended
                              June 30,          June 30,        June 30,        December 31,
                                1997              1996            1995             1994
                             -----------      -----------      -----------      -----------
Sales                        $53,349,137      $14,542,421      $ 3,568,459      $ 3,945,745

Cost of sales                 39,681,159       10,491,103        2,544,376        2,545,925

  Gross profit                13,667,978        4,051,318        1,024,083        1,399,820

Selling, general and
  administrative expenses     12,973,675        3,185,620          841,275        1,550,385
Litigation settlements                --               --               --           30,000

Income (loss) from
  operations                     694,303          865,698          182,808         (180,565)

Other income (expenses):
  Offering costs                      --               --               --         (305,731)
  Interest                    (1,295,556)        (170,951)         (39,098)         (53,627)
  Other, net                     226,352          144,453           22,381           10,741

                              (1,069,204)         (26,498)         (16,717)        (348,617)

Income (loss) before
  income taxes                  (374,901)         839,200          166,091         (529,182)

Income tax (expense)
  benefit                        115,257         (312,166)         (54,718)              --

Net income (loss)            $  (259,644)     $   527,034      $   111,373      $  (529,182)

Earnings (loss) per share    $     (0.05)     $      0.09      $      0.02      $     (0.20)

Weighted average common
  shares and share
  equivalents outstanding      6,115,127        4,804,292        4,786,126        2,688,927

The accompanying notes are an integral part of these consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                                                   Additional       Retained
                                            Common Stock             Paid-In        Earnings
                                        Shares         Amount        Capital        (Deficit)
                                      ---------     -----------    -----------     -----------
Balance, December 31, 1993            2,308,239     $     1,129    $   140,923     $   185,971
  Conversion of preferred
   stock and warrants:
     Class A                            219,182             220         39,557         (14,777)
     Class B                             33,333              33            (33)             --
     Class D                            238,450             238         75,212         (47,794)
     Class E                            172,986             173        295,569              --
     Class One                        2,000,000           2,000        370,844              --
  Net loss                                   --              --             --        (529,182)

Balance, December 31, 1994            4,972,190           3,793        922,072        (405,782)
  Issuance of Series A
   preferred stock                           --              --       (214,997)             --
  Exercise of common stock
   options                               15,385              15         19,985              --
  Correction of Class A
   preferred stock Conversion               255              --             --              --
  Redemption of Class A
   warrants                                  --              --            (40)             --
  Tax benefit from utilization
   of net operating loss
   carryforward                              --              --         54,718              --
  Retirement of treasury stock         (414,230)             --             --              --
  Net loss                                   --              --             --         111,373

Balance June 30, 1995                 4,573,600           3,808        781,738        (294,409)
  Issuance of stock                     352,018             353      2,045,753              --
  Exercise of common stock               25,000              25         49,975              --
  1.05-for-1 forward stock split        247,601             247           (247)             --
  Correction for preferred stock         16,004              16            (16)             --
  Short-swing liability from a
   shareholder                               --              --         36,531              --
  Preferred dividends in arrears             --              --       (128,000)
  Tax benefit from utilization
   of net operating loss carry-
   forward                                   --              --        125,962              --
  Net income                                 --              --             --         527,034

Balance, June 30, 1996                5,214,223     $     4,449    $ 2,911,696     $   232,625

The accompanying notes are an integral part of these consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (continued)


                                                             Additional      Retained
                                         Common Stock          Paid-In       Earnings
                                       Shares     Amount       Capital       (Deficit)
                                     ---------    ------    ------------     ---------
Balance, June 30, 1996               5,214,223    $4,449    $  2,911,696     $ 232,625
  Convertible debt from
   Atlantic acquisition con-
   verted to common stock            1,950,000     1,950       9,748,050            --
  Common stock issued for RCA's
   guarantee of Contour's debt
   for Atlantic                        100,000       100         499,900            --
  Series A converted to common
   stock                               488,250       488       1,859,512            --
  Series A cumulative dividend
   accrual                                  --        --         (43,934)           --
  Series A dividends paid
  Non-qualified options exercised
   for common stock                     68,083        40         154,306            --
  1996 plan options exercised for
   common stock                         10,000        10          57,490            --
  Class B warrants exercised for
   common stock                         42,285        42         181,182            --
  Class C warrants exercised for
   common stock                         26,250        27         112,473            --
  Consultant's warrants exercised
   for common stock                    228,285       228         315,513            --
  Net income                                --        --              --      (259,644)

Balance, June 30, 1997               8,127,376    $7,334    $ 15,796,188     $ (27,019)

The accompanying notes are an integral part of these consolidated financial statements.

             CONTOUR MEDICAL, INC.  AND SUBSIDIARIES
   Consolidated Statements of Stockholders' Equity (continued)


                                                    Convertible Preferred
                                 Treasury Stock       Stock - Series A
                               Shares     Amount    Shares        Amount
                              --------    ------   --------     -----------
Balance, December 31, 1993     414,230     $ --          --     $        --

Balance, December 31, 1994     414,230       --          --              --
  Issuance of Series A
   preferred stock                  --       --     600,000       2,400,000
  Retirement of treasury
   stock                      (414,230)      --          --              --

Balance June 30, 1995               --       --     600,000       2,400,000

  Preferred dividends in
   arrears                          --       --          --         128,000

Balance, June 30, 1996              --       --     600,000       2,528,000

  Series A converted to
   common                           --       --    (465,000)     (1,860,000)
  Series A cumulative
   dividend accrual                 --       --          --          43,934
  Series A dividends paid           --       --          --         (88,520)

Balance June 30, 1997               --     $ --     135,000     $   623,414


The accompanying notes are an integral part of these consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (continued)

                              Convertible Preferred   Convertible Preferred
                                Stock - Class A        Stock - Series B
                               Shares      Amount      Shares     Amount
                              -------     --------    --------    ------
Balance, December 31, 1993     99,525     $ 25,000         2        --
  Conversion of preferred
   stock and warrants:
    Class A                   (99,525)     (25,000)       --        --
    Class B                        --           --        (2)       --

Balance, December 31, 1994         --     $     --        --     $  --


                               Redeemable Cumulative         Convertible Preferred
                              Preferred Stock Class D          Stock - Class One
                                Shares         Amount        Shares         Amount
                              ----------     ---------     ----------     ---------
Balance, December 31, 1993     1,074,176     $ 400,500             --     $      --
 Conversion of preferred
  stock and warrants:
    Class D                   (1,074,176)     (400,500)     2,000,000       372,844
    Class One                         --            --     (2,000,000)     (372,844)

Balance, December 31, 1994            --     $      --             --     $      --

The accompanying notes are an integral part of these consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                         Six Months
                                         Year Ended      Year Ended        Ended         Year Ended
                                          June 30,        June 30,        June 30,      December 31,
                                            1997            1996            1995            1994
                                         -----------     -----------     -----------    -----------
Cash flows from operating
activities:
  Net income (loss)                      $  (259,644)    $   527,034     $   111,373     $(529,182)
  Adjustments to reconcile
  net income (loss)to net
  cash used in operating
  activities:
    Gain on sale of assets                  (608,423)             --              --            --
    Depreciation and
     amortization                            861,241         255,757          51,670        98,684
    Guaranty fee                             500,000              --              --            --
    Offering costs                                --              --              --       305,731
    Provision for doubtful
     accounts                                382,188              --              --            --
    Tax benefit from util-
     ization of net operat-
     ing loss carryforward                        --         207,990          54,718            --
Cash provided by (used in):
     Accounts receivable                  (5,343,342)     (1,364,353)     (1,123,856)      (34,558)
     Inventories                              42,501        (318,832)       (908,317)       33,978
     Refundable income taxes                (150,865)        (10,726)         (2,500)       90,941
     Prepaid expenses and
      other                                 (121,788)         32,059         (61,325)       (6,189)
     Accounts payable                        (71,414)        402,534         767,004        23,263
     Accrued expenses                        362,069         144,490          80,835       (10,801)
Net cash provided by (used in)
operating activities                      (4,407,477)       (124,047)     (1,030,398)      (28,133)

Cash flows from investing activities:
  Purchases of property and
   equipment                                (969,486)       (749,163)       (304,762)      (46,181)
  Decrease (increase) in due
   from parent                              (354,267)        550,004      (1,168,901)           --
  Deposit on equipment                      (446,258)             --        (228,282)           --
  Decrease (increase) in
   other assets                             (196,575)             --              --           555
  Acquisition of AmeriDyne,
   net of cash acquired                           --        (322,297)             --            --
  Acquisition of Americare
   Group and remaining interest
   In Facility Supply                     (1,452,597)             --              --            --
  Proceeds on sale of Contour
   Fabricators                             3,350,000              --              --            --
Net cash provided by (used in)
  investing activities                   $   (69,183)    $  (521,456)    $(1,701,945)    $ (45,626)

The accompanying notes are an integral part of these consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)

                                                                  Six Months
                                  Year Ended       Year Ended        Ended        Year Ended
                                   June 30,         June 30,        June 30,     December 31,
                                     1997             1996            1995          1994
                                 ------------     -----------     -----------    ------------
Cash flows from financing
activities:
   Deferred offering costs       $         --     $        --     $        --     $ (59,990)
   Proceeds from issuance
    of notes payable to
    bank                                   --       1,295,635         189,671            --
   Repayment on notes
    payable to bank                        --        (686,679)             --       (42,177)
   Proceeds from issuance
    of notes payable and
    long-term debt                 12,750,473              --         482,622            --
   Payments of notes payable
    and long-term debt             (8,841,166)             --         (34,328)           --
   Exercise of stock options          211,846          50,000          20,000            --
   Increase (decrease) in
    due to parent                          --              --        (165,000)      165,000
   Proceeds from issuance of
    preferred stock, net of
    issuance costs                         --              --       2,196,447            --
   Redemption of Class A
    warrants                               --              --             (40)           --
   Payment of Series A stock
    dividend                          (88,520)             --              --            --

   Class B warrants exercised
    for common                        181,224              --              --            --

   Class C warrants exercised
    for common                        112,500              --              --            --

   Consultants' warrant
    exercised for common              315,741              --              --            --

   Payment of short-swing
    liability by a share-
    holder                                 --          36,531              --            --

Net cash provided by
financing activities                4,642,098         695,487       2,689,372        62,833

Net increase (decrease)
in cash                               165,438          49,984         (42,971)      (10,926)

Cash, beginning of period             146,219          96,235         139,206       150,132

Cash, end of period              $    311,657     $   146,219     $    96,235     $ 139,206

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


GOODWILL - The Company has classified as goodwill the cost in excess of fair value of the net assets of Atlantic Medical and AmeriDyne acquired in purchase transactions. Goodwill is being amortized on the straight-line method over 40 years. Amortization charged to continuing operations amounted to approximately $240,000 and $11,000 for the years ended June 30, 1997 and 1996, respectively. The Company periodically reviews goodwill to assess recoverability, and any impairment would be recognized in operating results if anticipated undiscounted future cash flows of the underlying assets do not exceed the book value of the goodwill and the underlying assets.


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


     Impact of Recently Issued Accounting Standars-In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted for the fiscal years ending after December 15, 1997. SFAS No. 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS 128 essentially replaces the primary EPS and fully diluted EPS presentations under APB Opinion No. 15 with a basic EPS and a diluted EPS calculation. The Company will comply with the disclosure requirements of SFAS No. 128 commencing with its September 30, 1997 Form 10-Q.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There currently are no additional disclosures in the financial statements of the Company that are expected to be required by the provisions of this statement.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments of their business in annual financial statements and requires segment information in quarterly reports to shareholders. SFAS 131 also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company has not determined what additional disclosures may be required by the provisions of SFAS 131.


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

5.  PROPERTY AND EQUIPMENT (continued)

All property and equipment are pledged as collateral (see Note 6).

6.  NOTES PAYABLE

Notes payable at June 30, 1997 and 1996 consisted of the following:

                                                       1997          1996
                                                    ----------    ----------
Borrowings under $10,000,000 revolving line of
credit, interest based on 30 day LIBOR plus
2.00% (7.68% at June 30, 1997), payable monthly,
principal due October 31, 1997, collateralized by
accounts receivable, inventory, and guarantees
of Retirement Care Associates, Inc.                $ 5,886,545    $        -

Convertible debentures, interest at 9.00% payable
monthly, principal due July 1, 2003, convertible
into shares of common stock                          5,000,000             -

Borrowings under $750,000 non-revolving line of
credit, interest at prime (8.50% at June 30,
1997), principal of $20,833 plus interest due
monthly, collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts and guarantees of
Retirement Care Associates, Inc.                       548,491             -

Note payable to stockholder, interest at 10.00%,
principal and interest of $5,693, due monthly
through March 1999                                     109,252       163,646

Note payable to equipment company, interest at
14.00%, monthly installments of $405 including
interest, matures August 1998, collateralized by
equipment                                                5,546             -

Note payable to equipment company, interest at
11.00%, monthly installments of $533 including
interest, matures December 1997, collateralized
by equipment                                             3,093         8,805

Note payable to bank, interest at prime plus 1.00%
(9.25% at June 30, 1996), principal of $5,000 plus
interest due monthly through June 2000,
collateralized by equipment                                  -       217,559

Note payable to bank, interest at prime plus .75%
(9.00% at June 30, 1996), principal of $7,605 plus
interest due monthly through May 2000,
collateralized by accounts receivable, inventory,
equipment and real property                                  -       496,171

6.  NOTES PAYABLE (continued)                           1997         1996
                                                       -------    ----------
Mortgage payable to bank, bearing interest at 8.58%,
principal and interest of $6,793 due monthly
through December 2003, collateralized by accounts
receivable, inventory, equipment and real property           -       456,233

Mortgage payable to bank, interest at prime plus
 .75% (9.00% at June 30, 1996), principal of $1,190
plus interest due monthly through December 2000,
collateralized by accounts receivable, inventory,
equipment and real property                                  -        64,284

Borrowings under $100,000 line of credit, interest
at prime plus .75% (9.00% at June 30, 1996),
payable monthly, collateralized by accounts
receivable, inventory, equipment and real property           -        65,000

Note payable to bank, interest at 8.75%, principal
and interest of $1,282 due monthly through April
2001, collateralized by equipment                            -        60,436

Borrowings under $500,000 line of credit, interest
at prime plus .25% (8.50% at June 30, 1996), payable
monthly, collateralized by accounts receivable,
inventory and equipment, and guarantees by
Retirement Care Associates, Inc.                             -       433,535

Note payable to leasing institution, interest at
14.60%, monthly installments of $309 plus sales
tax, matures June 1997, collateralized by
computer equipment                                           -         2,924

Note payable to bank, interest at 9.00%, principal
and interest of $3,600 due monthly through May
1997, collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts, and guarantees of
Retirement Care Associates, Inc.                             -        38,924

Note payable to bank, interest at 9.00%, principal
and interest of $5,266 due monthly through
October 1997, collateralized by accounts
receivable, inventory, furniture, fixtures,
equipment, machinery, bank accounts, and
guarantees of Retirement Care Associates, Inc.               -       212,613

Borrowings under $975,000 line of credit,
interest at prime plus 1.25% (9.50% at June 30,
1996), principal is due on demand but no later
than May 15, 1997, collateralized by accounts
receivable, inventory, furniture, fixtures,
equipment, machinery, bank accounts, and
guarantees by Retirement Care Associates, Inc.               -       958,000
                                                    11,552,927     3,178,130
Less current maturities                             (6,079,086)   (1,825,193)
                                                   $ 5,473,841    $1,352,937

6.  NOTES PAYABLE (continued)

The aggregate maturities of long-term debt are as follows as of June 30, 1997:

               1998               $6,079,086
               1999                  300,350
               2000                  744,567
               2001                  503,534
               2002                  446,325
               Thereafter          3,479,065


The Company's revolving line of credit and the provisions of indenture relating to its 9% convertible debentures, which together total $18,294,091 of indebtedness, contain certain restrictive financial covenants. Under the terms of the agreements, the Company is required to maintain a debt to net worth ratio of no more than 2.5, a current ration of no less than 1.50 and an interest coverage ratio of no less than 4.0. At June 30, 1997, the Company was out of compliance with the interest coverage ratio requirements. The lending institutions have waived those requirements as of June 30, 1997 and for the year then ended.


At June 30, 1997, the Company had approximately $4,113,000 and $202,000 of unused credit under its revolving line of credit and its non-revolving equipment line of credit, respectively. Outstanding draws against the revolving and non-revolving lines of credit bear interest at the prime rate of interest and LIBOR plus 2%, respectively.


     The Company's 9% convertible debentures are convertible into shares of the Company's common stock from the date of issuance until the date that any adjustment may occur at a conversion price of $5.00 per share of common stock. The conversion price may be adjusted one time to seventy-five percent (75%) of the average closing bid price of the common stock for the 21 consecutive trading days following the Company's public press release of the 1997 fiscal year end financial results if (y) the Company has failed to earn before taxes, a minimum of $3,372,000, and (z) the average closing bid price of the common stock for the 21 consecutive trading days following the Company's public press release of the 1997 fiscal year end financial results is less than the then-existing conversion price. If an adjustment is required, then the Company must furnish to the holders of the debentures a statement, signed by the Chief Executive Officer of the Company, of the facts creating such adjustment and specifying the resultant adjusted conversion price then if effect. The adjustment will only be made to adjust the conversion price to a price that is less than the then-existing conversion price.


7.  LEASE COMMITMENTS

The Company is obligated under various noncancelable leases for equipment and office space. Future minimum lease commitments under operating leases were as follows as of June 30, 1997.

               1998              $  603,073
               1999                 538,680
               2000                 544,975
               2001                 406,644
               2002                 320,190
               Thereafter                --

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

8.  INCOME TAXES

Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income tax expense (benefit) includes the following amounts:

                                                Six Months
                             Years Ended          Ended      Year Ended
                               June 30,          June 30,   December 31,
                           1997        1996        1995        1994
                        ----------------------  ----------  ------------
Current:
     Federal            $      --     $161,951        --        --
     State                     --       28,101        --        --
     Deferred            (115,257)     122,114    54,718        --

Total income tax
   expense (benefit)    $(115,257)    $312,166    54,718        --

The components of deferred tax assets derived from temporary deductible differences are as follows:

                                                           Six Months
                                        Years Ended          Ended        Year Ended
                                          June 30,          June 30,     December 31,
                                    1997          1996        1995           1994
                               -------------------------   ----------    ------------
Allowance for uncollectible
 accounts                      $   556,875     $ 164,048           --           --
Allowance for inventory
 valuation                          16,000            --           --           --
Non-deductible accruals                 --            --        7,524           --
Net operating loss                 444,546       355,108      459,568      485,519

                                 1,017,421       519,156      467,092      485,519
Less valuation allowance          (444,546)     (355,108)    (467,092)    (485,519)

Net deferred tax asset
 - current                     $   572,875     $ 164,048           --           --

The following summary reconciles differences from income taxes at the federal statutory rate with the effective tax rate:

                                                          Six Months
                                         Years Ended        Ended     Year Ended
                                           June 30,        June 30,  December 31,
                                        1997      1996       1995        1994
                                      -----------------     ------     --------
Income taxes (benefits) at federal
 statutory rate                       (34.00)%   34.00%     34.00%     (34.00)%
State income taxes, net of
  federal tax benefit                     --      3.60%      3.10%         --
Carryforward of net operating loss        --        --      (9.90)%        --
Losses not available for carryback     34.00%       --         --       34.00%
Other, net                                --     (0.04)%     5.00%         --
Income taxes at effective rate            --     37.56 %    32.20%         --

As of June 30, 1997, the Company had net operating loss carryforwards for tax purposes, expiring at various dates ending July 30, 2012, of approximately $1.1 million which includes approximately $516,000 attributable to Contour Medical, Inc. for the period prior to January 1, 1993. Due to certain change of ownership

8.  INCOME TAXES (continued)

requirements of Section 382 of the Internal Revenue Code, utilization of the Company's operating losses is expected to be limited to approximately $414,000 per year. The deferred tax asset related to the tax benefit of these losses has been offset by a valuation allowance due to uncertainty of realization. The valuation allowance increased approximately $89,000 during 1997 and decreased approximately $112,000 during 1996.

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

9.  CAPITAL STOCK (continued)

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

9.  CAPITAL STOCK (continued)

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


ISSUANCE OF STOCK IN SATISFACTION OF A LOAN GUARANTEE FEE - In consideration of the Parent's agreement to guarantee the Company's obligations with respect to the Atlantic Medical Notes, the Company agreed to pay the Parent $500,000, which obligation was satisfied by the issuance of 100,000 shares of the Company's common stock valued at $5.00 per share on the date of issuance. The loan from the Parent to the Company was evidenced by a convertible promissory note bearing interest at a rate of 9% per annum and payable on demand. This note was converted into 1,950,000 shares of the common stock of the Company on January 10, 1997.


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

11.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                              Six Months
                                         Years Ended            Ended     Year Ended
                                           June 30,            June 30,  December 31,
                                      1997          1996         1995        1994
                                  -------------------------   ---------- ------------
Cash paid for interest            $ 1,008,735    $  170,951    $ 39,065    $ 53,627

Cash paid for income taxes        $        --    $      930    $  2,500    $  5,000

Noncash financing and
 investing activities:

   Acquisition of Atlantic
   Medical Supply Company,
   Inc. and 20% of
   Facility Supply, Inc.          $10,500,000    $       --    $     --    $     --

   Convertible note payable
   issued to Retirement
   Care Associates, Inc.
   used to satisfy notes
   payable issued in
   connection with Atlantic
   Medical Supply Company,
   Inc. acquisition               $ 9,750,000    $       --    $     --    $     --

   Issuance of 100,000 shares
   of common stock to
   Retirement Care Associates,
   Inc. as compensation for
   guarantee of notes issued
   in Atlantic Medical Supply
   Company, Inc. acquisition      $   500,000    $       --    $     --    $     --

   Issuance of 369,618 shares
   of common stock for
   purchase of AmeriDyne
   Corporation                    $        --    $2,100,000    $     --    $     --

   Deferred offering costs
   charged to additional
   paid-in-capital as an
   offset to private placement
   offering proceeds              $        --    $       --    $ 11,444    $     --

   Conversion of 1,074,176
   shares of Class D Preferred
   Stock and 995,012 Class D
   Warrants into 250,372
   shares of common stock and
   2,000,000 shares of Class
   One Preferred Stock            $        --    $       --    $     --    $400,500

                                  $20,750,000    $2,100,000    $ 11,444    $400,500

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

14.  PRO-FORMA PRESENTATION OF STOCK COMPENSATION COSTS

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation." This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new

14.  PRO-FORMA PRESENTATION OF STOCK COMPENSATION COSTS (continued)

fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No.25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. This statement is effective for the Company's 1997 fiscal year. The Company intends to continue using the measurement prescribefd by APB Opinion No. 25, and accordingly, this pronouncement will not affect the Company's financial position or results of operations.

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

14.  PRO-FORMA PRESENTATION OF STOCK COMPENSATION COSTS (continued)

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

                                    CONTOUR MEDICAL, INC.

Dated:  March 11, 1998              By: /s/ Donald F. Fox
                                       -------------------------------------
                                       Donald F. Fox, President