Form 10-Q/A
period 1997-09-30
CONTOUR MEDICAL INC
filed 1998-03-11
CIK 829649

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

                              CONTOUR MEDICAL, INC.

                                    FORM 10-Q/A


                                      INDEX
                                      -----

Part I.  Financial Information
------   ---------------------
Item 1.  Financial Statements                                      Page
         Consolidated Balance Sheets as of September 30, 1997
         and June 30, 1997                                          3-4

         Consolidated Statements of Operations for the Three
         Months Ended September 30, 1997 and 1996                    5

         Consolidated Statement of Stockholder's Equity
         for the Three Months Ended September 30, 1997              6-7

         Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 1997 and 1996             8-9

         Notes to Consolidated Financial Statements                10-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       14-15

             CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheet


                                            September 30,     June 30,
                                                1997            1997
                                            ------------    -----------
                                             (Unaudited)
ASSETS

Current:
  Cash                                      $   104,309     $   311,657
  Accounts receivable
    Related parties (Note 4)                  6,347,267       5,135,189
    Trade, net of allowance for
      bad debts of approximately
      $2,863,385 and $2,805,000
      at September 30, 1997 and June
      30, 1997, respectively.                11,355,079       7,811,635
  Inventories                                 5,285,373       5,130,142
  Refundable income taxes                       559,209         572,875
  Prepaid expenses and other                    309,454         237,687
  Due from parent (Note 4)                      973,164         973,164
                                            -----------     -----------
      Total Current Assets                   24,933,855      20,172,349
                                            -----------     -----------
Property and Equipment, less
accumulated depreciation (Note 5)             2,319,971       1,492,918
                                            -----------     -----------
Other Assets:

  Goodwill, net of accumulated
    amortization of approximately
    $325,000 and $251,000 at September
    30, 1997 and June 30, 1997,
    respectively                             10,035,100      10,109,927
  Deposit on equipment                           45,400         311,453
  Other                                         459,518         434,529
                                            -----------     -----------
      Total Other Assets                     10,540,018      10,855,909
                                            -----------     -----------
                                            $37,793,844     $32,521,176


          See accompanying notes to consolidated financial statements
                                       3

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                            September 30,     June 30,
                                                1997            1997
                                            -------------   -----------
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                        5,111,457       3,839,548
      Accrued expenses                          537,995         728,784
      Current maturities of long-term
      debt (Note 6)                           9,856,895       6,079,086
                                            -----------     -----------
      Total Current Liabilities              15,506,347      10,647,418

Long-term debt, less current
maturities (Note 6)                           5,473,841       5,473,841
                                            -----------     -----------
      Total Liabilities                      20,980,188      16,121,259

Stockholders' Equity:
  Preferred stock - Series A conver-
   tible, $.001 par value, shares
   authorized 1,265,000; issued
   600,000, outstanding 135,000,
   at aggregate liquidation preference          623,414         623,414
  Common stock $.001 par - shares
   authorized 76,000,000; issued
   and outstanding 8,215,543 and
   8,127,376 (net of $765 discount)               7,422           7,334
  Additional paid-in capital                 15,944,416      15,796,188
  Retained earnings                             238,404         (27,019)
                                            -----------     -----------
      Total stockholders' equity             16,813,656      16,399,917

                                            $37,793,844     $32,521,176


          See accompanying notes to consolidated financial statements
                                       4

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                Three Months Ended
                                          September 30,     September 30,
                                               1997             1996
                                          ------------      ------------
                                           (Unaudited)      (Unaudited)

SALES TO NON-RELATED PARTIES               $10,922,790      $11,076,530

SALES TO RELATED PARTIES                     2,862,045        1,836,000
                                           -----------      -----------
TOTAL SALES                                 13,784,835       12,912,530

COST OF SALES                               10,368,525        9,273,535
                                           -----------      -----------
GROSS PROFIT                                 3,416,310        3,638,995

OPERATING EXPENSES                           2,909,420        3,184,083

OTHER:
      Interest Expense                         297,322          336,075
      Other Income (Expense)                    68,267         (491,575)
                                           -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES              277,835         (372,738)

INCOME TAX EXPENSE (BENEFIT)                    12,412         (141,640)
                                           -----------      -----------
NET INCOME (LOSS)                          $   265,423      $  (231,098)

BASIC EARNINGS PER SHARE                   $       .03      $      (.04)

DILUTED EARNINGS PER SHARE                         .03             (.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                       8,127,376        5,716,891


          See accompanying notes to consolidated financial statements
                                    5

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

          See accompanying notes to consolidated financial statements
                                    6

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                Consolidated Statement of Stockholders' Equity
                               (Unaudited)

                                   Convertible
                                 Preferred Stock
                                 -----------------        Retained
                                Shares       Amount       Earnings
                               --------    --------     -----------
Balance, June 30, 1997          135,000    $623,414       $(27,019)

Net income                           --         --         265,423

Balance, September 30, 1997     135,000    $623,414       $238,404
                                -------    --------       --------

          See accompanying notes to consolidated financial statements
                                    7

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                  Three Months Ended
                                           September 30,    September 30,
                                               1997             1996
                                            ----------       ----------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                          $   265,423     $   (231,098)

Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:

   Depreciation & Amortization                 230,447          163,661

     (Increase) decrease in accounts
       receivable                           (4,755,522)      (5,040,970)
     (Increase) decrease in inventories       (155,231)      (3,491,430)
     (Increase) decrease in other
       current assets and other assets         (83,090)      (9,927,652)
     Increase (decrease) in accounts
       payable                               1,271,909        1,308,576
     Increase (decrease) in accrued
       expenses and other liabilities         (190,789)         761,501
                                           -----------     ------------
       Net cash provided (used) by
        operating activities                (3,416,853)     (16,457,412)

CASH FLOW FROM INVESTING ACTIVITIES:

   Deposit on equipment                        266,053          (86,834)
   Acquisition of equipment                   (982,673)        (720,106)
   Decrease (increase) in due
     from parent                                    --         (136,436)
                                           -----------     ------------
     Net cash used by investing
       activities                             (716,620)        (943,376)


          See accompanying notes to consolidated financial statements
                                    8

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                   Three Months Ended
                                            September 30,   September 30,
                                                1997             1996
                                            ------------     ------------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Acquisition Notes Issued                    $      --       $10,850,000
Convertible debentures issued                      --         5,000,000
Net borrowing on loans                         3,777,809      1,179,552
Proceeds from exercise of options                 88,270          --

Exercise of Warrants                              60,000        625,506
                                            ------------    -----------
Net cash provided by financing
  activities                                   3,926,125     17,655,058
                                            ------------    -----------
NET INCREASE (DECREASE) IN CASH                 (207,348)       254,270

CASH BEGINNING OF PERIOD                         311,657        146,219
                                            ------------    -----------
CASH END OF PERIOD                          $    104,309    $   400,489

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION AND NON-CASH
ACTIVITIES:

  Cash paid for interest                    $    291,374    $   199,255

          See accompanying notes to consolidated financial statements.
                                    9

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


     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Contour Medical - Michigan, Inc. (formerly Contour Fabricators, Inc.) ("CFI"), Contour Medical of Central Florida, Inc. (formerly Contour Fabricators of Florida, Inc.) ("CFFI") and, since March 1, 1996, AmeriDyne Corporation ("AmeriDyne"), and effective July 1, 1996 Atlantic Medical Supply Company, Inc. ("Atlantic") collectively referred to as the Company. All material intercompany accounts and transactions have been eliminated. The Company is a majority-owned subsidiary of Retirement Care Associates, Inc. ("Parent").


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


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There currently are no additional disclosures in the financial statements of the Company that are expected to be required by the provisions of this statement.

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

     SFAS 128 - The Company has adopted SFAS 128 with respect to computing earnings per share. The following table reflects items reconciling net income for purposes of calculating basic and diluted earnings per share:


                                                             Three Months Ended
                                                September 30, 1997                        September 30, 1996
                                     Income         Shares          Per Share    Income         Shares        Per Share
                                   (numerator)   (denominator)        Amount   (numerator)   (denominator)      Amount
Net Income                          265,423                                     (231,098)
Less: Preferred Stock Dividends       5,400                                       26,171

BASIC EPS

Income available to common
  stockholders                      260,023        8,127,376           0.03     (257,269)      5,836,369        -0.04

EFFECT OF DILUTIVE SECURITIES

Warrants                                             418,750
Options                                              357,759

DILUTED EPS

Income available to common
  stockholders                      260,023        8,903,885           0.03     (257,269)      5,838,369        -0.04


Certain securities are not included in the calculation of diluted EPS as they would be antidilutive. See the Company's 1997 annual report for a description of securities which potentially could be dilutive in future periods.

     Inventories - Inventories are valued at lower of cost (first-in, first-out) or market. AmeriDyne inventories are valued at the lower of average cost or market.

     Property and Equipment - Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by accelerated methods for financial reporting and income tax purposes.

     Fair Value of Financial Instruments - Financial instruments held by the Company at September 30, 1997 include cash, deposits and long-term debt. Management believes that, considering current terms of similar financial instruments, the carrying value of the company's financial instruments approximated their fair values at September 30, 1997.


     Goodwill - The Company has classified as goodwill the cost in excess of fair value of the net assets of Atlantic and AmeriDyne acquired in purchase transactions. Goodwill is being amortized on the straight-line method over 40 years. The Company periodically reviews goodwill to assess recoverability, and any impairment would be recognized in operating results anticipated undiscounted future cash flows of the underlying assets do not exceed the book value of the goodwill and the underlying assets.


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


4.   RELATED PARTY TRANSACTIONS


     During 1995, the Company began distributing medical supplies to health care facilities owned, leased or managed by the Parent. Sales to these facilities approximated $2,862,045 for the three month period ended September 30, 1997. Trade accounts receivable of $6,347,267 and $5,135,189 were outstanding as of September 30, 1997 and June 30, 1997, respectively, as related to the sale of medical supplies to the Parent. Additionally, the Company had an outstanding loan receivable due from its Parent of $973,164 at September 30, 1997 and June
                                    10

30, 1997, which is due within 45 days from the date of such loan and bears interest at the prime rate.


5.   PROPERTY AND EQUIPMENT


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

All property and equipment are pledged as collateral.


6.   NOTES PAYABLE


     Notes payable at September 30, 1997 and June 30, 1997 consisted of the following:

                                               September 30,     June 30,
                                                   1997            1997
                                               ------------     ---------
Borrowings under $10,000,000 line of credit,
interest at 30 day libor plus 200bp (7.68%
at September 30, 1997), payable monthly,
collateralized by accounts receivable,
inventory and guarantees by Retirement Care
Associates, Inc. Principal due
October 31, 1997                                 $9,479,873     5,886,545

Convertible debentures, interest at 9.00%
Payable monthly, principal due July 1, 2003,
Convertible into shares of common stock           5,000,000     5,000,000

Borrowings under $750,000 line of credit,
interest at prime (8.50% at September 30,
1997), principal of $20,833 plus interest
due monthly, collateralized by accounts
receivable, inventory, furniture, fixtures,
equipment, machinery, bank accounts and
guarantees Retirement Care Associates               750,000       750,000

Note payable to stockholder, interest at 10%,
principal and interest of $5,693, due monthly
through March 1999                                   94,786       109,252

Note payable to equipment company, interest at
14.0%, monthly installments of $405 including
interest.  Matures October 1998 collateralized
by equipment.                                         4,513         5,546

Note payable to equipment company, interest at
11%, monthly installments of $533 including
interest.  Matures December 1997,
collateralized by equipment                           1,564         3,093
                                                -----------   -----------
                                                $15,330,736   $11,552,927
Less current maturities                          (9,856,895)   (6,079,086)
                                                -----------   -----------
                                                $ 5,473,841   $ 5,473,841


     The Company's revolving line of credit and the provisions of indenture relating to its 9% convertible debentures totaling $14,479,873 at September 30, 1997 contain certain restrictive financial covenants. Under the terms of the agreements, the Company is required to maintain a debt to net worth ratio of no more than 2.5, a current ratio of no less than 1.50 and an interest coverage ratio of no less than 4.0. At September 30, 1997, the Company was out of compliance with the interest coverage ratio requirements. The lending institutions have waived those requirements as of September 30, 1997 and for the quarter then ended.


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


     The Company's 9% convertible debentures are convertible into shares of the Company's common stock from the date of issuance until the date that any adjustment may occur at a conversion price of $5.00 per share of common stock. The conversion price may be adjusted one time to seventy-five percent (75%) of the average closing bid price of the common stock for the 21 consecutive trading days following the Company's public press release of the 1997 fiscal year end financial results if (y) the Company has failed to earn before taxes, a minimum of $3,372,000, and (z) the average closing bid price of the common stock for the 21 consecutive trading days following the Company's public press release of the 1997 fiscal year end financial results is less than the then-existing conversion price. If an adjustment is required, then the Company must furnish to the holders of the debentures a statement, signed by the Chief Executive Officer of the Company, of the facts creating such adjustment and specifying the resultant adjusted conversion price then in effect. The adjustment will only be made to adjust the conversion price to a price that is less than the then-existing conversion price.


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

     Litigation - During 1997 the Company was a defendant in a lawsuit filed by one of its customers in a contractual dispute. On October 27, 1997 the Company settled this suit for approximately $66,000.
                                12

8.   INCOME TAXES:


     Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


     As of June 30, 1997, the Company had net operating loss carry-forwards for tax purposes, expiring at various dates ending July 30, 2012, of approximately $1.1 million which includes approximately $516,000 attributable to Contour for the period prior to January 1, 1993. Due to certain change of ownership requirements of Section 382 of the Internal Revenue Code, utilization of the Company's operating losses is expected to be limited to approximately $414,000 per year. The deferred tax asset related to the tax benefit of these losses has been offset by a valuation allowance due to uncertainty of realization. The valuation allowance increased approximately $89,000 during 1997.

     The income tax benefit arising from the utilization of the net operating losses attributable to Contour will be credited to additional paid-in capital when recognized.



9.   YEAR 2000 DISCLOSURE

     The Company has reviewed all of its comment computer applications with respect to the date change from 1999 to the year 2000, as discussed in the Securities and Exchange Commission Staff Legal Bulletin No. 5 (the "Year 2000 Problem"). The Company believes that certain of its applications are substantially in compliance with the Year 2000 Problem and that any additional costs with respect to compliance with the Year 2000 Problem will not be material to the Company. The Company is currently unable to determine the effect of compliance with the Year 2000 Problem by its customers and suppliers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following should be read in conjunction with the attached Financial Statements and Notes thereto of the Company.

THREE MONTHS ENDED September 30, 1997 COMPARED TO THREE MONTHS ENDED September 30, 1996


     As a result of the factors discussed below, for the three months ended September 30, 1997, the Company had net income of $265,423 compared to a net loss of $(231,098) for the three months ended September 30, 1996.


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


     Gross profit for the three months ended September 30, 1997, was $3,416,310 or 24.8% of sales, as compared to $3,638,995 or 28.2% of sales, for the same period of the previous year. The decrease in gross profit as a percentage of sales is primarily the result of lower gross profit margins typically earned on the distribution of bulk medical supplies as compared to the gross profit margins historically earned by the Company's manufacturing enterprise, the assets of which were sold in June, 1997. Following the sale of its manufacturing assets, the Company ceased all manufacturing activities.



     Operating expenses for the three month period ending September 30, 1997, were $2,909,420 as compared to $3,184,083 in 1996. The operating expenses remained relatively consistent, however as a percent of sales operating expenses decreased 3.6%. The largest components of operating expenses are indirect labor (including sales salaries and commissions), occupancy expense, depreciation and amortization, and insurance.


     Indirect labor, including sales salaries and commissions were approximately $1,804,000, an increase of $272,179 compared to the same period last year. Occupancy expense, depreciation and amortization and insurance costs increased to approximately $779,072, an increase of $23,421 compared to the same period last year.


     Other income and expenses are made up of interest expense, debts recovered that were previously written off, service charge income, and gains and losses on the disposition of assets. Interest expense for the three month period ending September 30, 1997 was $297,322 compared to $336,075 for the same period last year. Interest expense has decreased primarily as a result of interest paid on the notes used to fund the acquisition of Atlantic Medical during the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had $9,427,508 of working capital as compared to $9,524,931 on June 30, 1997.
                                14

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


     The Company currently maintains revolving lines of credit totaling $10 million with its banks for short-term working capital needs. As of September 30, 1997, $9,479,873 had been borrowed against these lines. On October 31, 1997, the borrowings under the line of credit were due for repayment. The Company obtained a forebearance from Barnett Bank on the line of credit until November 11, 1997, at which time the line of credit was renewed and increased to $15 million. The line of credit is due for repayment on October 31, 1998.



     The Company's revolving line of credit and the provisions of indenture relating to its 9% convertible debentures totaling $14,479,873 at September 30, 1997 contain certain restrictive financial covenants. Under the terms of the agreement, the Company is required to maintain a debt to net worth ratio of no more than 2.5, a current ratio of no less than 1.50 and an interest coverage ratio of no less than 4.0. At September 30, 1997, the Company was out of compliance with the interest coverage ratio requirements. The lending institutions have waived those requirements as of September 30, 1997 and for the quarter then ended.



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

     In addition, the Company does not believe that inflation has had a material effect on its results from operations during the past three fiscal years. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.
                                 15

                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 19934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CONTOUR MEDICAL, INC.


Date: March 11, 1998               By:/s/ Donald F. Fox

                                      Donald F. Fox, President, Treasurer
                                      and Chief Financial Officer