Form 10-Q/A
period 1997-12-31
CONTOUR MEDICAL INC
filed 1998-03-11
CIK 829649

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

                                Amendment No. 1
             (Amending Part I - Items 1 and 2 and Part 2 - Item 6)


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

                              CONTOUR MEDICAL, INC.

                                   FORM 10-Q/A


                                      INDEX

Part I:  Financial Information


Item 1.  Financial Statements                                            Page
                                                                        ------

         Consolidated Balance Sheets as of December 31, 1997
         and June 30, 1997                                               3-4

         Consolidated Statements of Operations for the Six
         Months ended December 31, 1997 and 1996                          5

         Consolidated Statements of Operations for the Three
         Months Ended December 31, 1997 and 1996                          6

         Consolidated Statement of Stockholder's Equity
         for the Six Months Ended December 31, 1997                      7-8

         Consolidated Statements of Cash Flows for the
         Six Months Ended December 31, 1997 and 1996                     9-10

         Notes to Consolidated Financial Statements                     11-15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            16-18

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                            December 31,      June 30,
                                                1997            1997
                                            ------------    -----------
                                            (Unaudited)
ASSETS
Current:
  Cash                                      $   128,777     $   311,657
  Accounts receivable
     Related parties (Note 4)                 8,156,936       5,135,189
     Trade, net of allowance for bad
       debts of $2,923,000 and $2,805,000
       at December 31, 1997 and June 30,
       1997, respectively.                   10,954,452       7,811,635
  Inventories                                 8,525,411       5,130,142
  Refundable income taxes                       559,209         572,875
  Prepaid expenses and other                    571,773         237,687
  Due from parent (Note 4)                    1,031,925         973,164
                                            -----------     -----------
      Total Current Assets                   29,928,483      20,172,349
                                            -----------     -----------
Property and Equipment, less
accumulated depreciation (Note 5)             2,603,849       1,492,918
                                            -----------     -----------
Other Assets:

  Goodwill, net of accumulated
    amortization of approximately
    $400,000 and $251,000 at
    December 31, 1997 and June 30,
    1997, respectively                        9,960,843      10,109,927
  Deposit on equipment                                0         311,453
  Other                                         585,803         434,529
                                            -----------     -----------
       Total Other Assets                    10,546,646      10,855,909
                                            -----------     -----------
                                            $43,078,978     $32,521,176


           See accompanying notes to consolidated financial statements

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                             December 31,     June 30,
                                                1997            1997
                                            -------------   -----------
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                        5,959,335       3,839,548
      Accrued expenses                          713,987         728,784
      Current maturities of long-term
      debt (Note 6)                          13,607,339       6,079,086
                                             ----------      ----------
      Total Current Liabilities              20,280,661      10,647,418

Long-term debt, less current
maturities (Note 6)                           6,020,150       5,473,841
                                             ----------      ----------
      Total Liabilities                      26,300,811      16,121,259

Stockholders' Equity:
  Preferred stock - Series A conver-
   tible, $.001 par value, shares
   authorized 1,265,000; issued
   600,000, outstanding 135,000,
   at aggregate liquidation preference          623,414         623,414
  Common stock $.001 par - shares
   authorized 76,000,000; issued and
   outstanding 8,293,331 and 8,127,376
   (net of $765 discount)                         7,500           7,334
  Additional paid-in capital                 16,116,667      15,796,188
  Retained earnings                              30,586         (27,019)
                                             ----------     -----------
      Total stockholders' equity             16,778,167      16,399,917

                                            $43,078,978     $32,521,176


           See accompanying notes to consolidated financial statements

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations



                                                  Six Months Ended
                                           December 31,     December 31,
                                              1997              1996
                                           -----------      -----------
                                            (Unaudited)      (Unaudited)
SALES TO NON-RELATED PARTIES               $21,243,689      $22,967,078

SALES TO RELATED PARTIES                     5,827,045        2,948,238
                                           -----------      -----------
                                            27,070,734       25,915,316

COST OF SALES                               20,247,842       18,471,484
                                           -----------      -----------
GROSS PROFIT                                 6,822,892        7,443,832

     OPERATING EXPENSES                      6,309,061        6,141,502

OTHER INCOME (EXPENSES)                       (443,814)      (1,133,391)
                                           -----------      -----------
INCOME BEFORE INCOME TAXES                      70,017          168,939

INCOME TAX EXPENSE                              12,412           64,197
                                           -----------      -----------
 NET INCOME                                $    57,605      $   104,742

BASIC EARNINGS PER SHARE                   $       .01      $       .01

DILUTED EARNINGS PER SHARE                 $       .01      $       .01

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                       8,210,354        5,838,369



           See accompanying notes to consolidated financial statements

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                 Three Months Ended
                                           December 31,     December 31,
                                               1997             1996
                                           -----------      -----------
                                            (Unaudited)      (Unaudited)
SALES TO NON-RELATED PARTIES               $10,320,899      $11,890,548

SALES TO RELATED PARTIES                     2,965,000        1,112,238
                                           -----------      -----------
                                            13,285,899       13,002,786

COST OF SALES                                9,879,317        9,197,949
                                           -----------      -----------
GROSS PROFIT                                 3,406,582        3,804,837

     OPERATING EXPENSES                      3,399,641        2,957,419

OTHER INCOME (EXPENSES)                       (214,759)        (305,741)
                                           -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES             (207,818)         541,677

INCOME TAX EXPENSE                                   0          205,837
                                           -----------      -----------
NET INCOME (LOSS)                          $  (207,818)     $   335,840

BASIC EARNINGS PER SHARE                   $      (.03)     $       .06

DILUTED EARNINGS PER SHARE                 $      (.03)     $       .05

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                       8,171,460        5,959,837


           See accompanying notes to consolidated financial statements

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)


                                                                        Additional
                                             Common Stock                Paid-in
                                        Shares           Amount          Capital
                                     -----------      -----------      -----------
Balance, June 30, 1997                 8,127,376      $     7,334      $15,796,188

Exercise of common stock
 warrants                                119,788              120          232,209

Non-qualified options exercised
for common stock                          46,167               46           88,270

Balance, December 31, 1997             8,293,331            7,500       16,116,667
                                     ===========      ===========      ===========

           See accompanying notes to consolidated financial statements

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                     Convertible
                                   Preferred Stock
                                ----------------------      Retained
                                 Shares        Amount   Earnings(Deficit)
                                --------      --------  -----------------
Balance, June 30, 1997           135,000      $623,414      $(27,019)

Net income                            --            --        57,605

Balance, December 31, 1997       135,000      $623,414      $ 30,586
                                ========      ========      ========



           See accompanying notes to consolidated financial statements

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                    Six Months Ended
                                             December 31,       December 31,
                                                 1997               1996
                                             ------------       ------------
                                              (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                   $     57,605       $    104,742

Adjustments to reconcile net income
 to net cash provided (used)
 by operating activities:

   Depreciation & Amortization                    450,231            385,807
   Tax benefit from NOL                                --                 --

     (Increase) decrease in accounts
       receivable                              (6,164,564)        (5,766,071)
     (Increase) decrease in inventories        (3,395,269)        (3,632,562)
     (Increase) decrease in other
       current assets and other assets           (471,694)        (9,540,741)
     Increase (decrease) in accounts
       payable                                  2,119,787          1,191,503
     Increase (decrease) in accrued
       expenses and other liabilities             (14,797)           539,984
                                             ------------       ------------
       Net cash provided by
         operating activities                  (7,418,701)       (16,717,338)

CASH FLOW FROM INVESTING ACTIVITIES:

   Acquisition of equipment                    (1,412,078)        (1,150,723)
     Deposit on equipment                         311,453                 --
     (Increase) decrease in due
        from parent                               (58,761)          (355,715)
                                             ------------       ------------
     Net cash used by investing
       activities                              (1,159,386)        (1,506,438)

           See accompanying notes to consolidated financial statements

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                  Six Months Ended
                                           December 31,      December 31,
                                               1997             1996
                                           -----------       -----------
                                           (Unaudited)       (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Acquisition Notes Issued                   $        --       $10,850,000
Convertible Debentures Issued                       --         5,000,000
Net borrowing (payments) on loans            8,074,562         1,786,433
Proceeds from exercise of options               88,316                --
Payment of short-swing liability
  by shareholder                                    --                --
Exercise of Warrants                           232,329           625,506
                                           -----------       -----------
Net cash provided by financing
  activities                                 8,395,207        18,261,939
                                           -----------       -----------
NET INCREASE (DECREASE) IN CASH               (182,880)           38,163

CASH BEGINNING OF PERIOD                       311,657           146,219
                                           -----------       -----------

CASH END OF PERIOD                         $   128,777       $   184,382

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION AND NON-CASH
ACTIVITIES:

  Cash paid for interest                   $   609,707       $   362,244

  Cash paid for income tax                 $        --       $        --



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

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments of their business in annual financial statements and requires segment information in quarterly reports to shareholders. SFAS 131 also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company has not determined what additional disclosures may be required by the provisions of SFAS 131."



     SFAS 128 - The Company has adopted SFAS 128 with respect to computing earnings per share. The following table reflects items reconciling net income for purposes of calculating basic and diluted earnings per share:



                                                                             Three Months Ended
                                                        December 31, 1997                          December 31, 1996
==============================================================================================================================
                                               Income         Shares      Per-Share       Income        Shares       Per-Share
                                             (numerator)   (denominator)    Amount      (numerator)  (denominator)    Amount
------------------------------------------------------------------------------------------------------------------------------
Net Income                                    (207,818)                                   335,840
Less: Preferred Stock Dividends                  5,400                                      5,400
------------------------------------------------------------------------------------------------------------------------------
BASIC EPS
------------------------------------------------------------------------------------------------------------------------------
Income available to common stockholders       (213,218)      8,171,460      (0.03)        330,440      5,959,837         0.06
------------------------------------------------------------------------------------------------------------------------------
EFFECT OF DILUTIVE SECURITIES
------------------------------------------------------------------------------------------------------------------------------
Warrants                                                                                                 184,138
Options                                                                                                  233,475
------------------------------------------------------------------------------------------------------------------------------
DILUTED EPS
------------------------------------------------------------------------------------------------------------------------------
Income available to common stockholders       (213,218)      8,171,460      (0.03)        330,440      6,377,450         0.05
==============================================================================================================================

                                                                            Six Month Ended
                                                      December 31, 1997                          December 31, 1996
==============================================================================================================================
                                            Income        Shares           Per-Share   Income       Shares           Per-Share
                                            (numerator)   (denominator)    Amount      (numerator)  (denominator)    Amount
------------------------------------------------------------------------------------------------------------------------------
Net Income                                     57,605                                   104,742
Less: Preferred Stock Dividends                10,800                                    31,571
------------------------------------------------------------------------------------------------------------------------------
BASIC EPS
------------------------------------------------------------------------------------------------------------------------------
Income available to common stockholders        46,805      8,210,354        0.01         73,171        5,838,369         0.01
------------------------------------------------------------------------------------------------------------------------------
EFFECT OF DILUTIVE SECURITIES
------------------------------------------------------------------------------------------------------------------------------
Warrants                                                     328,878                                     242,658
Options                                                      354,714                                     249,184
------------------------------------------------------------------------------------------------------------------------------
DILUTED EPS
------------------------------------------------------------------------------------------------------------------------------
Income available to common stockholders        46,805      8,893,946        0.01         73,171        6,330,211         0.01
==============================================================================================================================



Certain securities are not included in the calculation of diluted EPS as they would be anti-dilutive. See the Company's 1997 annual report for a description of securities which potentially could be dilutive in future periods.

     Inventories are valued at lower of cost (first-in, first-out) or market. AmeriDyne inventories are valued at the lower of average cost or market.

     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by accelerated methods for financial reporting and income tax purposes.

     Financial instruments held by the Company at December 31, 1997 include cash, deposits and long-term debt. Management believes that, considering current terms of similar financial instruments, the carrying value of the company's financial instruments approximated their fair values at December 31, 1997.

     The Company has classified as goodwill the cost in excess of fair value of the net assets of Atlantic Medical and AmeriDyne acquired in purchase transactions. Goodwill is being amortized on the straight-line method over 40 years. The Company periodically reviews goodwill to assess recoverability, and any impairment would be recognized in operating results. Anticipated undiscounted future cash flows of the underlying assets do not exceed the book value of the goodwill and the underlying assets.

    Fees, costs and expenses related to the issuance of long-term debt are deferred and amortized over the term of the related debt using the straight-line method.

     Income taxes are accounted for using the asset and liability method for financial accounting and reporting purposes. Accordingly, deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities an their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when management considers it more likely than not that some portion or all of the asset will not be realized.



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

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                  Useful Lives   December 31, 1997  June 30, 1997
                                  ------------   -----------------  -------------
Land & Land Improvements                   --           16,004       $     9,841
Building and Improvements          5-45 years            1,164             6,159
Machinery and equipment            3-7  years        1,628,650         1,442,614
Furniture and fixtures             5-7  years          996,147           498,876
Leasehold improvements             5    years          708,085            74,717
Vehicles                           3-5  years          179,092            84,853
                                                 -------------       -----------
                                                     3,529,138         2,117,060
Less accumulated depreciation                         (925,293)         (624,142)
                                                 -------------       -----------
                                                 $   2,603,849       $ 1,492,918

All property and equipment are pledged as collateral.

6.   NOTES PAYABLE

     Notes payable at December 31, 1997 and June 30, 1997 consisted of the following:




                                                December 31,     June 30,
                                                    1997           1997
                                                ------------    ---------
Borrowings under $15,000,000 line of credit,
interest at 30 day libor plus 200bp (7.94%
at December 31, 1997), payable monthly,
collateralized by accounts receivable,
inventory and guarantees by Retirement
Care Associates, Inc. Principal due
October 31, 1998                                 13,294,090     5,886,545

Convertible debentures, interest at 9.00%
Payable monthly, principal due July 1, 2003,
Convertible into shares of common stock           5,000,000     5,000,000

Borrowings under $1,250,000 line of credit,
interest at prime (8.50% at December 31, 1997),
principal of $20,833 plus interest due monthly,
collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts and guarantees
of Retirement Care Associates                     1,250,000       750,000

Note payable to stockholder, interest at 10%,
principal and interest of $5,693, due monthly
through March 1999                                   79,955       109,252

Note payable to equipment company, interest at
14.0%, monthly installments of $405 including
interest.  Matures October 1998 collataralized
by equipment                                          3,444         5,546

Note payable to equipment company, interest at
11%, monthly installments of $533 including
interest.  Matures December 1997,
collateralized by equipment                              --         3,093

                                                -----------   -----------
                                                $19,627,489   $11,552,927
Less current maturities                         (13,607,339)   (6,079,086)
                                                -----------   -----------
                                                $ 6,020,150   $ 5,473,841


     The Company's revolving line of credit and the provisions of indenture relating to its 9% convertible debentures totaling $18,294,091 at December 31, 1997 contain certain restrictive financial covenants. Under the terms of the agreement, the Company is required to maintain a debt to net worth ratio of no more than 2.5, a current ratio of no less than 1.50 and an interest coverage ratio of no less than 4.0. At December 31, 1997, the Company was out of compliance with the interest coverage ratio requirements. The lending institutions have waived those requirements as of December 31, 1997 and for the quarter then ended.


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

     The Company's 9% convertible debentures are convertible into shares of the Company's common stock from the date of issuance until the date that any adjustment may occur at a conversion price of $5.00 per share of common stock. The conversion price may be adjusted one time to seventy-five percent (75%) of the average closing bid price of the common stock for the 21 consecutive trading days following the Company's public press release of the 1997 fiscal year end financial results if (y) the Company has failed to earn before taxes, a minimum of $3,372,000, and (z) the average closing bid price of the common stock for the 21 consecutive trading days following the Company's public press release of the 1997 fiscal year end financial results is less than the then-existing conversion price. If an adjustment is required, then the Company must furnish to the holders of the debentures a statement, signed by the Chief Executive Officer of the Company, of the facts creating such adjustment and specifying the resultant adjusted conversion price then in effect. The adjustment will only be made to adjust the conversion price to a price that is less than the then-existing conversion price. As of December 31, 1997, the adjustment period expired and no adjustment was required.

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



9.   YEAR 2000 DISCLOSURE:

     The Company has reviewed all of its current computer applications with respect to the date change from 1999 to the year 2000, as discussed in the Securities and Exchange Commission Staff Legal Bulletin No. 5 (the "Year 2000 Problem"). The Company believes that certain of its applications are substantially in compliance with the Year 2000 Problem and that any additional costs with respect to compliance with the Year 2000 Problem will not be material to the Company. The Company is currently unable to determine the effect of compliance with the Year 2000 Problem by its customers and suppliers.

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


     Operating expenses for the three month period ending December 31, 1997, were $3,399,641 as compared to $2,957,419 in 1996. Operating expenses increased $442,222 from the same period last year. Approximately $300,000 of the increase relates to expenses incurred in the start-up of two new distribution centers in Randolph, Massachusetts and Portland, Oregon. All the costs associated with the start-up of these facilities were incurred in the three month period ending December 31, 1997. The balance of the increase, or approximately $142,000, relates to the additional costs incurred as a result of the consolidation of the Company's administrative support functions to the new corporate office building in Atlanta, Georgia. The largest components of operating expenses are indirect labor (including sales salaries and commissions), occupancy expense, depreciation and amortization, and insurance.


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


     Cash flow of $8,395,207 was provided from financing activities in 1997, whereas in 1996, cash flows from financing activities provided cash of $18,261,939. During the six months ended December 31, 1996, $5,000,000 was provided from debenture borrowings, $10,850,000 was provided by acquisition notes and $625,506 was provided by the exercise of stock warrants to fund the acquisition of Atlantic.

     On October 31, 1997, $9.5 million under the line of credit was due for repayment. The Company obtained a forebearance from Barnett Bank on the line of credit until November 11, 1997, at which time, the line of credit was renewed and increased to $15 million. The line of credit is due for repayment on October 31, 1998. As of December 31, 1997, $13,294,091 had been borrowed against the line for short-term working capital and expansion needs.

     The Company's revolving line of credit and the provisions of indenture relating to its 9% convertible debentures totaling $18,294,091 at December 31, 1997 contain certain restrictive financial covenants. Under the terms of the agreement, the Company is required to maintain a debt to net worth ratio of no more than 2.5, a current ratio of no less than 1.50 and an interest coverage ratio of no less than 4.0. At September 30, 1997, the Company was out of compliance with the interest coverage ratio requirements. The lending institutions have waived those requirements as of December 31, 1997 and for the quarter then ended.



     On August 6, 1996, the Company acquired all of the outstanding stock of Atlantic, a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. The Company paid $1.4 million in cash and promissory notes totaling $10.5 million (the "Atlantic Promissory Notes") for the stock of Atlantic, and subsequently paid an additional $50,000 in cash and issued a promissory note for $350,000 to acquire a minority interest in a subsidiary of Atlantic . The cash for this transaction came from the $5 million debenture placement that was completed on July 12, 1996. The Company paid the Atlantic Promissory Notes from the proceeds of a $9.75 million loan from its parent, payable in accordance with the terms of a promissory note that was convertible into shares of the Company's Common Stock at the option of the note holder. The Company's parent simultaneously converted this promissory note into 1,950,000 shares of Contour Common Stock. The balance of the Atlantic Promissory Notes was paid by borrowing under the Company's lines of credit.



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


                                    PART II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Insert to Exhibit List for Contour Medical, Inc. 10-Q/A dated December 31, 1997



            EXHIBIT NO.            DESCRIPTION                               LOCATION
            -----------            -----------                               --------
               10.01     Form of Note and Loan Modification        Filed herewith electronically
                         Assumption and Release Agreement by
                         and between Barnett Bank of Pinellas
                         County, Contour Medical, Inc.,
                         Subsidiaries and Retirement Care
                         Associates, Inc. dated November 11, 1997

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

                                    CONTOUR MEDICAL, INC.


Date: March 11, 1998                By:/s/ Donald F. Fox
                                       ---------------------------------
                                           Donald F. Fox, President,
                                           Treasurer and Chief Financial
                                           Officer

                                  EXHIBIT INDEX



EXHIBIT              DESCRIPTION                          LOCATION
-------              -----------                          --------
10.01     Form of Note and Loan Modification    Filed herewith electronically
          Assumption and Release Agreement by
          and between Barnett Bank of Pinellas
          County, Contour Medical, Inc.,
          Subsidiaries and Retirement Care
          Associates, Inc. dated November 11,
          1997