Form 10-K/A
period 1997-06-30
CONTOUR MEDICAL INC
filed 1998-04-09
CIK 829649

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

                                 Amendment No. 2

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

     Other income and expenses are made up of interest expense, debts recovered that were previously written off, service charge income, and gains and losses on the disposition of assets. Interest expense for the year ended June 30, 1997 was $1,295,557 compared to $170,951 for the same period last year. Interest expense has increased primarily as a result of (1) the $5,000,000 convertible debentures issued on July 12, 1997, bearing interest at 9% per annum; (2) the Atlantic and Facility Notes issued for the purchase of Atlantic and Facility Supply, Inc.; and (3) the increased usage of the Company's line of credit supporting sales growth throughout the year. Other income includes $90,672 of service charge income, $18,879 of debts recovered that were previously written off, and the remaining amount relates to miscellaneous revenues received during the year. Other expense includes approximately $35,000 of losses associated with the disposition of assets and the remaining amount relates to miscellaneous expenses incurred during the fiscal year.


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


     Other income and expenses are made up of interest expense, debts recovered that were previously written off, service charge income, and gains and losses on the disposition of assets. Interest expense for the year ended June 30, 1996 was approximately $171,000 compared to $39,000 for the same period in the previous year. Interest expense increased primarily as a result of the AmeriDyne acquisition and an increase in the Company's line of credit during the year from $250,000 to $500,000. Service charge income totaling $117,201 and recoveries of bad debts totaling $11,580 in the year ended June 30, 1996 compared to $22,000 for both in the same period the previous year. The increase in service charge income was primarily due to the acquisition of AmeriDyne.


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

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                               Six Months
                             Year Ended        Year Ended        Ended           Year Ended
                              June 30,          June 30,        June 30,        December 31,
                                1997              1996            1995             1994
                             -----------      -----------      -----------      -----------
Sales                        $53,349,137      $14,542,421      $ 3,568,459      $ 3,945,745

Cost of sales                 39,681,159       10,491,103        2,544,376        2,545,925

  Gross profit                13,667,978        4,051,318        1,024,083        1,399,820

Selling, general and
  administrative expenses     12,973,675        3,185,620          841,275        1,550,385
Litigation settlements                --               --               --           30,000

Income (loss) from
  operations                     694,303          865,698          182,808         (180,565)

Other income (expenses):
  Offering costs                      --               --               --         (305,731)
  Interest                    (1,295,556)        (170,951)         (39,098)         (53,627)
  Guarantee fee                 (500,000)              --               --               --
  Gain on sale of
    manufacturing assets         608,423               --               --               --
  Interest income                 46,362           11,637               --               --
  Other income                   146,179          128,781           22,381           10,741
  Other expense                  (74,562)              --               --               --

                              (1,069,204)         (26,498)         (16,717)        (348,617)

Income (loss) before
  income taxes                  (374,901)         839,200          166,091         (529,182)

Income tax (expense)
  benefit                        115,257         (312,166)         (54,718)              --

Net income (loss)            $  (259,644)     $   527,034      $   111,373      $  (529,182)

Earnings (loss) per share    $     (0.05)     $      0.09      $      0.02      $     (0.20)

Weighted average common
  shares and share
  equivalents outstanding      6,115,127        4,804,292        4,786,126        2,688,927


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


The Company's revolving line of credit and the provisions of the indenture relating to its 9% convertible debentures, which together total $18,294,091 of indebtedness, contain certain restrictive financial covenants. Under the terms of the line of credit, the Company is required to maintain a debt to net worth (or equity) ratio of no more than 2.5, a current ratio of no less than 1.50, an EBIT coverage ratio of no less than 2.0 and an interest coverage ratio of no less than 4.0. Under the indenture underlying the 9% convertible debentures, the Company is also required to maintain specific current, debt to equity and interest coverage ratios. At June 30, 1997, the Company was out of compliance with the interest coverage ratio, the total debt to equity ratio, the EBIT coverage ratio and the current ratio requirements of the line of credit and the current ratio, debt to equity ratio and interest coverage ratio requirements of the indenture. Barnett Bank and the holder of the 9% convertible debentures have waived such defaults as of June 30, 1997 and for the year then ended.


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

                                  CONTOUR MEDICAL, INC.

Dated:  April 8, 1998              By: /s/ Donald F. Fox

                                       -------------------------------------
                                       Donald F. Fox, President