Form 10-Q/A
period 1997-09-30
CONTOUR MEDICAL INC
filed 1998-04-09
CIK 829649

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


          See accompanying notes to consolidated financial statements
                                       4

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                Three Months Ended
                                          September 30,     September 30,
                                               1997             1996
                                          ------------      ------------
                                           (Unaudited)      (Unaudited)

SALES TO NON-RELATED PARTIES               $10,922,790      $11,076,530

SALES TO RELATED PARTIES                     2,862,045        1,836,000
                                           -----------      -----------
TOTAL SALES                                 13,784,835       12,912,530

COST OF SALES                               10,368,525        9,273,535
                                           -----------      -----------
GROSS PROFIT                                 3,416,310        3,638,995

OPERATING EXPENSES                           2,909,420        3,184,083

OTHER:
      Interest Expense                         297,322          336,075
      Other Income                              15,147               --
      Interest Income                           53,120            8,425
      Guarantee Fee                                 --         (500,000)
                                           -----------      -----------
OTHER INCOME (EXPENSE)                        (229,055)        (827,650)

INCOME (LOSS) BEFORE INCOME TAXES              277,835         (372,738)

INCOME TAX EXPENSE (BENEFIT)                    12,412         (141,640)
                                           -----------      -----------
NET INCOME (LOSS)                          $   265,423      $  (231,098)

BASIC EARNINGS PER SHARE                   $       .03      $      (.04)

DILUTED EARNINGS PER SHARE                         .03             (.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                       8,127,376        5,716,891


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


     The Company's revolving line of credit totaling $9,479,873 at September 30, 1997 contain certain restrictive financial covenants. Under the terms of the agreement, the Company is required to maintain a debt to net worth (or equity) ratio of no more than 2.5, a current ratio of no less than 1.50, an EBIT coverage ratio of no less than 2.0 and an interest coverage ratio of no less than 4.0. At September 30, 1997, the Company was out of compliance with the interest coverage ratio, the total debt to equity ratio, the EBIT coverage ratio and the current ratio requirements. The lending institution has waived those requirements as of September 30, 1997 and for the quarter then ended.


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



     As of September 30, 1997, the Company was not in compliance with the current ratio, debt to equity ratio and interest coverage ratio requirements of the indenture underlying the Company's 9% Convertible Debentures which total $5 million outstanding as of September 30, 1997. Renaissance Capital Growth and Income Fund II and Renaissance U.S. Growth and Income Trust, PLC has waived such defaults as of September 30, 1997 and for the quarter then ended.



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


     Other income is made up of service charge income and gains and losses on the disposition of assets. Interest expense for the three month period ending September 30, 1997 was $297,322 compared to $336,075 for the same period last year. Interest expense has decreased primarily as a result of interest paid on the notes used to fund the acquisition of Atlantic Medical during the same period last year.


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


     Cash flow of $3,926,125 was provided from financing activities in the three months ended September 30, 1997, whereas in the same period in 1996, cash flows from financing activities provided cash of $17,655,058. The cash flows provided from financing activities in the three months ended September 30, 1996 were used in the acquisition of Atlantic Medical Supply, Inc. ("Atlantic").



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



     The Company's revolving line of credit totaling $9,479,873 at September 30, 1997 contains certain restrictive financial covenants. Under the terms of the agreement relating to the line of credit, the Company is required to maintain a debt to net worth (or equity) ratio of no more than 2.5, a current ratio of no less than 1.50, an EBIT coverage ratio of no less than 2.0 and an interest coverage ratio of no less than 4.0. At September 30, 1997, the Company was out of compliance with the interest coverage ratio, the total debt to equity ratio, the EBIT coverage ratio and the current ratio requirements. The lending institution under the line of credit has waived such defaults as of September 30, 1997 and for the quarter then ended.

     As of September 30, 1997, the Company was not in compliance with the current ratio, debt to equity ratio and interest coverage ratio requirements of the indenture underlying the Company's 9% Convertible Debentures which total $5 million as of September 30, 1997. Renaissance has waived such defaults as of September 30, 1997 and for the quarter then ended.



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

                                   CONTOUR MEDICAL, INC.


Date: April 8, 1998                By:/s/ Donald F. Fox

                                          Donald F. Fox, President, Treasurer
                                      and Chief Financial Officer