Form 10-Q/A
period 1997-12-31
CONTOUR MEDICAL INC
filed 1998-04-09
CIK 829649

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


           See accompanying notes to consolidated financial statements

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations



                                                  Six Months Ended
                                           December 31,     December 31,
                                              1997              1996
                                           -----------      -----------
                                            (Unaudited)      (Unaudited)
SALES TO NON-RELATED PARTIES               $21,243,689      $22,967,078

SALES TO RELATED PARTIES                     5,827,045        2,948,238
                                           -----------      -----------
                                            27,070,734       25,915,316

COST OF SALES                               20,247,842       18,471,484
                                           -----------      -----------
GROSS PROFIT                                 6,822,892        7,443,832

     OPERATING EXPENSES                      6,309,061        6,141,502

INTEREST EXPENSE                              (310,822)        (350,000)

OTHER:
     Interest Expense                         (608,144)        (686,075)
     Other Income                               86,768           31,898
     Interest Income                            77,562           20,786
     Guarantee Fee                                  --         (500,000)
                                           -----------      -----------
OTHER INCOME (EXPENSES)                       (443,814)      (1,133,391)

                                           -----------      -----------
INCOME BEFORE INCOME TAXES                      70,017          168,939

INCOME TAX EXPENSE                              12,412           64,197
                                           -----------      -----------
 NET INCOME                                $    57,605      $   104,742

BASIC EARNINGS PER SHARE                   $       .01      $       .01

DILUTED EARNINGS PER SHARE                 $       .01      $       .01

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                       8,210,354        5,838,369



           See accompanying notes to consolidated financial statements

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                 Three Months Ended
                                           December 31,     December 31,
                                               1997             1996
                                           -----------      -----------
                                            (Unaudited)      (Unaudited)
SALES TO NON-RELATED PARTIES               $10,320,899      $11,890,548

SALES TO RELATED PARTIES                     2,965,000        1,112,238
                                           -----------      -----------
                                            13,285,899       13,002,786

COST OF SALES                                9,879,317        9,197,949
                                           -----------      -----------
GROSS PROFIT                                 3,406,582        3,804,837

     OPERATING EXPENSES                      3,399,641        2,957,419

OTHER INCOME (EXPENSES)
     Interest Expense                         (310,822)        (350,000)
     Other Income                               71,621           31,898
     Interest Income                            24,442           12,361
                                           -----------      -----------
                                              (214,759)        (305,741)
                                           -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES             (207,818)         541,677

INCOME TAX EXPENSE                                   0          205,837
                                           -----------      -----------
NET INCOME (LOSS)                          $  (207,818)     $   335,840

BASIC EARNINGS PER SHARE                   $      (.03)     $       .06

DILUTED EARNINGS PER SHARE                 $      (.03)     $       .05

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                       8,171,460        5,959,837


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


     The Company's revolving line of credit totaling $13,294,091 at December 31, 1997 contains certain restrictive financial covenants. Under the terms of the agreement, the Company is required to maintain a debt to net worth (or equity) ratio of no more than 2.5, a current ratio of no less than 1.50, an EBIT coverage ratio of no less than 2.0 and an interest coverage ratio of no less than 4.0. At December 31, 1997, the Company was out of compliance with the interest coverage ratio, the total debt to equity ratio, the EBIT coverage ratio and the current ratio requirements. The lending institution has waived such defaults as of December 31, 1997 and for the quarter then ended.


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

     On December 31, 1997, Sun Healthcare Group, Inc. ("Sun") purchased all of the Company's 9% convertible debentures from Renaissance Capital Growth and Income Fund II, Inc. and Renaissance U.S. Growth and Income Trust, PLC ("Renaissance") in a privately negotiated transaction for an aggregate purchase price of $8.4 million in cash. As of June 30, 1997, September 30, 1997 and December 31, 1997, the Company was not in compliance with the current ratio, debt to equity ratio and interest coverage ratio requirements of the indenture underlying the debentures. On April 2, 1998, Sun agreed to waive such defaults until 10 business days after the termination of the merger agreement with Sun.

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

     Other income consists of service charge income and rent refunds received on leased facilities. Interest income was $24,442 for the three month period.


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


     Other income consists of service charge income and miscellaneous rent refunds received on leased facilities. For the six month period ending December 31, 1997, service charge income was $63,636. The remaining $23,132 relates to rent refunds received at the end of the fiscal year. Interest expense for the six month period ending December 31, 1997 was $608,144 compared to $686,000 for the same period last year.


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

     On October 31, 1997, $9.5 million under the line of credit was due for repayment. The Company obtained a forbearance from Barnett Bank on the line of credit until November 11, 1997, at which time, the line of credit was renewed and increased to $15 million. The line of credit is due for repayment on October 31, 1998. As of December 31, 1997, $13,294,091 had been borrowed against the line for short-term working capital and expansion needs.

     The Company's revolving line of credit and the provisions of indenture relating to its 9% convertible debentures totaling $18,294,091 at December 31, 1997 contain certain restrictive financial covenants. As of December 31, 1997, the Company was out of compliance with a covenant in its line of credit requiring the Company to maintain a current ratio of no less than 1.50, an EBIT coverage ratio of no less than 2.0 and an interest coverage ratio of no less than 4.0. Barnett Bank has granted the Company a waiver of such default as of December 31, 1997 and for the quarter then ended. As of June 30, 1997, September 30, 1997 and December 31, 1997, the Company was not in compliance with the current ratio, the debt to equity ratio and the interest coverage ratio requirements of the indenture underlying the Company's 9% Convertible Debentures. On April 2, 1998, the holder of the debentures agreed to waive such defaults until 10 business days after the termination of the merger agreement with Sun.

     On December 31, 1997, Sun purchased all of the Company's 9% convertible debentures from Renaissance in a privately negotiated transaction for an aggregate purchase price of $8.4 million in cash.



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