Form 10-Q
period 1998-03-31
CONTOUR MEDICAL INC
filed 1998-05-15
CIK 829649

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1998

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

                              Yes [ X ]   No [   ]

There were 8,309,081 shares of the Registrant's $.001 par value Common Stock outstanding as of March 31, 1998.

                            CONTOUR MEDICAL, INC.
                                  FORM 10-Q

                                      INDEX

Part I:  Financial Information

Item 1.  Financial Statements                                            Page
                                                                        ------

         Consolidated Balance Sheets as of March 31, 1998
         and June 30, 1997                                               3-4

         Consolidated Statements of Operations for the Three
         Months ended March 31, 1998 and 1997                             5

         Consolidated Statements of Operations for the Nine
         Months Ended March 31, 1998 and 1997                             6

         Consolidated Statement of Stockholder's Equity
         for the Nine Months Ended March 31, 1998                        7-8

         Consolidated Statements of Cash Flows for the
         Nine Months Ended March 31, 1998                                9-10

         Notes to Consolidated Financial Statements                     11-15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            16-18

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                              March 31,       June 30,
                                                1998            1997
                                            ------------    -----------
                                            (Unaudited)
ASSETS
Current:
  Cash                                      $   158,504     $   311,657
  Accounts receivable
     Related parties (Note 4)                 6,464,564       5,135,189
     Trade, net of allowance for bad
       debts of $2,924,000 and $2,805,000
       at March 31, 1998 and June 30,
       1997, respectively.                   10,742,015       7,811,635
  Inventories                                 8,244,203       5,130,142
  Refundable income taxes                       861,085         572,875
  Prepaid expenses and other                    698,782         237,687
  Due from parent (Note 4)                    1,052,925         973,164
                                            -----------     -----------
      Total Current Assets                   28,222,078      20,172,349
                                            -----------     -----------
Property and Equipment, less
accumulated depreciation (Note 5)             2,491,719       1,492,918
                                            -----------     -----------
Other Assets:

  Goodwill, net of accumulated
    amortization of approximately
    $464,940 and $251,000 at
    March 31, 1998 and June 30,
    1997, respectively                        9,896,087      10,109,927
  Deposit on equipment                                0         311,453
  Other                                         366,761         434,529
                                            -----------     -----------
       Total Other Assets                    10,262,848      10,855,909
                                            -----------     -----------
                                            $40,976,645     $32,521,176

           See accompanying notes to consolidated financial statements

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                              March 31,       June 30,
                                                1997            1997
                                            -------------   -----------
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                        5,060,971       3,839,548
      Accrued expenses                          728,685         728,784
      Current maturities of long-term
      debt (Note 6)                          12,996,061       6,079,086
                                             ----------      ----------
      Total Current Liabilities              18,785,717      10,647,418

Long-term debt, less current
maturities (Note 6)                           5,972,226       5,473,841
                                             ----------      ----------
      Total Liabilities                      24,757,943      16,121,259

Stockholders' Equity:
  Preferred stock - Series A convertible,
   $.001 par value, shares authorized
   1,265,000; issued 600,000, outstanding
   120,000 and 135,000,respectively,
   at aggregate liquidation preference          560,414         623,414
  Common stock $.001 par - shares
   authorized 76,000,000; issued and
   outstanding 8,309,081 and 8,127,376
   (net of $765 discount)                         7,516           7,334
  Additional paid-in capital                 16,179,651      15,796,188
  Retained earnings                            (528,879)        (27,019)
                                             ----------     -----------
      Total stockholders' equity             16,218,702      16,399,917

                                            $40,976,645     $32,521,176

           See accompanying notes to consolidated financial statements

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                               Three Months Ended

                                            March 31,        March 31,
                                              1998             1997
                                           -----------      -----------
                                           (Unaudited)      (Unaudited)

SALES TO NON-RELATED PARTIES               $10,452,471      $11,626,229

SALES TO RELATED PARTIES                     2,871,758        1,511,178
                                           -----------      -----------
                                            13,324,229       13,137,407

COST OF SALES                                9,872,084        9,345,136


GROSS PROFIT                                 3,452,145        3,792,271


OPERATING EXPENSES                           3,950,657        3,211,310

OPERATING INCOME (LOSS)                       (498,512)         580,961

OTHER INCOME (EXPENSE):
     Interest Expense                         (404,722)        (214,346)
     Interest Income                            21,020           19,907
     Other Income                               34,539          130,743
     Guarantee Fee                                                   --
                                           -----------      -----------
                                              (349,163)         (63,696)

INCOME (LOSS) BEFORE INCOME TAXES             (847,675)         517,265

INCOME TAX EXPENSE (BENEFIT)                  (288,210)         196,750

NET INCOME                                    (559,465)         320,515

BASIC EARNINGS PER SHARE                          (.07)             .05

DILUTE EARNINGS PER SHARE                         (.07)             .05

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                           8,171,460        7,817,379



           See accompanying notes to consolidated financial statements

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                Nine Months Ended
                                             March 31,       March 31,
                                               1998            1997
                                           -----------      -----------
                                           (Unaudited)      (Unaudited)

SALES TO NON-RELATED PARTIES               $31,696,160      $34,593,307

SALES TO RELATED PARTIES                     8,698,803        4,459,416
                                           -----------      -----------
                                            40,394,963       39,052,723

COST OF SALES                               30,119,926       27,816,620

GROSS PROFIT                                10,275,037       11,236,103

OPERATING EXPENSES                          10,259,718        9,352,812

OPERATING INCOME                                15,319        1,883,291

OTHER INCOME (EXPENSE):

     Interest Expense                       (1,012,866)        (900,421)
     Interest Income                           107,788           51,805
     Other Income                              112,101          151,529
     Guarantee Fee                                   -         (500,000)
                                           -----------      -----------
                                              (792,977)      (1,197,087)

INCOME (LOSS) BEFORE INCOME TAXES             (777,658)         686,204

INCOME TAX EXPENSE (BENEFIT)                  (275,798)         260,947

NET INCOME (LOSS)                             (501,860)         425,257

BASIC EARNINGS PER SHARE                          (.06)             .07

DILUTED EARNINGS PER SHARE                        (.06)             .07

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                           8,210,354        6,488,405

           See accompanying notes to consolidated financial statements

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                                        Additional
                                             Common Stock                Paid-in
                                        Shares           Amount          Capital
                                     -----------      -----------      -----------
Balance, June 30, 1997                 8,127,376      $     7,334      $15,796,188

Exercise of common stock
 warrants                                119,788              120          232,209

Non-qualified options exercised
for common stock                          46,167               46           88,270

Series A converted to Common Stock        15,750               16           62,894

Balance, March 31, 1998                8,309,081            7,516       16,179,651
                                     ===========      ===========      ===========

           See accompanying notes to consolidated financial statements

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                             Convertible
                                           Preferred Stock
                                        ----------------------      Retained
                                         Shares        Amount   Earnings(Deficit)
                                        --------      --------  -----------------
Balance, June 30, 1997                   135,000      $623,414     $ (27,019)

Net loss                                      --            --      (501,860)

Series A Converted to Common Stock       (15,000)      (63,000)

Balance, March 31 ,1998                  120,000      $560,414     $(528,879)
                                        ========      ========     =========


           See accompanying notes to consolidated financial statements

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                    Nine Months Ended
                                               March 31,          March 31
                                                 1998               1997
                                             ------------       ------------
                                              (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                (501,860)      $    425,753

Adjustments to reconcile net income
 (loss) to net cash provided (used) by
 operating activities:

   Depreciation & Amortization                    723,303            577,505

     (Increase) decrease in accounts
       receivable                              (4,259,755)        (5,651,458)
     (Increase) decrease in inventories        (3,114,001)        (4,171,152)
     (Increase) decrease in other
       current assets and other assets           (681,537)       (10,232,449)
     Increase (decrease) in accounts
       payable                                  1,221,423            883,322
     Increase (decrease) in accrued
       expenses and other liabilities                 (99)           258,495
                                             ------------       ------------
       Net cash (used) by operating
            activities                         (6,612,586)       (17,909,984)

CASH FLOW FROM INVESTING ACTIVITIES:

   Acquisition of equipment                    (1,508,264)        (1,313,255)
   (Increase) Decrease in due from
    Parent                                        (79,761)          (354,267)
   Deposit on Equipment                           311,453
                                             ------------       ------------
     Net cash used by investing
       activities                              (1,276,572)        (1,667,522)

           See accompanying notes to consolidated financial statements

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                Nine Months Ended
                                            March 31,         March 31,
                                               1998             1997
                                           -----------       -----------
                                           (Unaudited)       (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Convertible debentures issued                       --       $ 5,000,000
Net borrowing (payments) on loans            7,415,360         4,187,548
Proceeds from exercise of options               88,316            59,395
Proceeds from issuance of common
  stock                                             --         9,750,000
Payment of preferred stock dividends                --           (93,582)
Exercise of Warrants                           232,329           625,506
                                           -----------       -----------
Net cash provided by financing
  activities                                 7,736,005        19,528,867
                                           -----------       -----------
NET INCREASE (DECREASE) IN CASH               (153,153)          (48,639)

CASH BEGINNING OF PERIOD                       311,657           146,219
                                           -----------       -----------

CASH END OF PERIOD                             158,504       $    97,580

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION AND NON-CASH
ACTIVITIES:

  Cash paid for interest                       889,711       $   576,944

          See accompanying notes to consolidated financial statements.

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the June 30, 1997, audited financial statements for Contour Medical, Inc. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

     SFAS 128 - The Company has adopted SFAS 128 with respect to computing earnings per share. The following table reflects items reconciling net income for purposes of calculating basic and diluted earnings per share:

                                                                             Three Months Ended
                                                        March 31, 1998                             March 31, 1997
==============================================================================================================================
                                               Income         Shares      Per-Share       Income        Shares       Per-Share
                                             (numerator)   (denominator)    Amount      (numerator)  (denominator)    Amount
------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                             (559,465)                                 320,515
Less: Preferred Stock Dividends
------------------------------------------------------------------------------------------------------------------------------
BASIC EPS
------------------------------------------------------------------------------------------------------------------------------
Income available to common stockholders       (559,465)      8,171,460      (0.07)      320,515      7,817,379        .05
------------------------------------------------------------------------------------------------------------------------------
EFFECT OF DILUTIVE SECURITIES
------------------------------------------------------------------------------------------------------------------------------
Warrants
Options
------------------------------------------------------------------------------------------------------------------------------
DILUTED EPS
------------------------------------------------------------------------------------------------------------------------------
Income available to common stockholders       (559,465)      8,171,460      (0.07)      320,515      7,817,379        .05
==============================================================================================================================

                                                                           Nine Month Ended
                                                      March 31, 1998                               March 31, 1997
==============================================================================================================================
                                            Income        Shares           Per-Share   Income       Shares           Per-Share
                                            (numerator)   (denominator)    Amount      (numerator)  (denominator)    Amount
------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                            (501,860)                                  425,753
Less: Preferred Stock Dividends                10,800                                    31,571
------------------------------------------------------------------------------------------------------------------------------
BASIC EPS
------------------------------------------------------------------------------------------------------------------------------
Income available to common stockholders      (512,660)     8,210,354          .06       457,324        6,488,405         0.07
------------------------------------------------------------------------------------------------------------------------------
EFFECT OF DILUTIVE SECURITIES
------------------------------------------------------------------------------------------------------------------------------
Warrants                                                     328,878                                     242,658
Options                                                      354,714                                     249,184
------------------------------------------------------------------------------------------------------------------------------
DILUTED EPS
------------------------------------------------------------------------------------------------------------------------------
Income available to common stockholders      (512,660)     8,893,946          .06       457,324        6,980,247         0.07
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

     Financial instruments held by the Company at March 31, 1998 include cash, deposits and long-term debt. Management believes that, considering current terms of similar financial instruments, the carrying value of the company's financial instruments approximated their fair values at March 31, 1998.

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

4.   RELATED PARTY TRANSACTIONS

     During 1995, the Company began distributing medical supplies to health care facilities owned, leased or managed by the Parent. Sales to these facilities approximated $8,698,803 for the nine month period ended March 31, 1998 and $2,871,758 for the three month period ended March 31, 1998. Trade accounts receivable of $5,772,035 and $5,135,189 were outstanding as of March 31, 1998 and June 30, 1997, respectively, as related to the sale of medical supplies to the Parent. Additionally, the Company had an outstanding loan receivable due from its Parent of $1,052,925 at March 31, 1998, which is due within 45 days from the date of such loan and bears interest at the prime rate.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                  Useful Lives   December 31, 1997  June 30, 1997
                                  ------------   -----------------  -------------
Land & Land Improvements                   --           16,004       $     9,841
Building and Improvements          5-45 years            1,164             6,159
Machinery and equipment            3-7  years        1,706,273         1,442,614
Furniture and fixtures             5-7  years        1,039,832           498,876
Leasehold improvements             5    years          697,102            74,717
Vehicles                           3-5  years          164,949            84,853
                                                 -------------       -----------
                                                     3,625,324         2,117,060
Less accumulated depreciation                       (1,133,605)         (624,142)
                                                 -------------       -----------
                                                 $   2,491,719       $ 1,492,918

All property and equipment are pledged as collateral.

6.   NOTES PAYABLE

     Notes payable at March 31, 1998 and June 30, 1997 consisted of the following:

                                                  March 31,      June 30,
                                                    1998           1997
                                                ------------    ---------
Borrowings under $15,000,000 line of credit,
interest at 30 day libor plus 200bp (7.69%)
at March 31, 1998), payable monthly,
collateralized by accounts receivable,
inventory and guarantees by Retirement
Care Associates, Inc. Principal due
October 31, 1998                                 12,678,978     5,886,545

Convertible debentures, interest at 9.00%
Payable monthly, principal due July 1, 2003,
Convertible into shares of common stock           5,000,000     5,000,000

Borrowings under $1,250,000 line of credit,
interest at prime (8.50% at March 31, 1998),
principal of $20,833 plus interest due monthly,
collateralized by accounts receivable,
inventory, furniture, fixtures, equipment,
machinery, bank accounts and guarantees
of Retirement Care Associates                     1,222,222       750,000

Note payable to stockholder, interest at 10%,
principal and interest of $5,693, due monthly
through March 1999                                   64,751       109,252

Note payable to equipment company, interest at
14.0%, monthly installments of $405 including
interest.  Matures October 1998 collateralized
by equipment                                          2,336         5,546

Note payable to equipment company, interest at
11%, monthly installments of $533 including
interest.  Matured December 1997,
collateralized by equipment                              --         3,093

                                               ------------   -----------
                                               $ 18,968,287   $11,552,927
Less current maturities                         (12,996,061)   (6,079,086)
                                               ------------   -----------
                                               $  5,972,226   $ 5,473,841

     The Company's revolving line of credit totaling $12,678,978 at March 31, 1998 contain certain restrictive financial covenants. Under the terms of the agreement, the Company is required to maintain a debt to net worth ratio of no more than 2.5, a current ratio of no less than 1.50 an EBIT coverage ratio of no less than 2.0 and an interest coverage ratio of no less than 4.0. At March 31, 1998, the Company was out of compliance with the interest coverage ratio the total debt to equity ratio, and the EBIT coverage ratio.

The aggregate maturities of long-term debt are as follows as of March 31, 1998:


                  1998              $12,996,061
                  1999                  249,996
                  2000                  249,996
                  2001                  249,996
                  2002                  222,238
                  Thereafter          5,000,000

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

     The Company's 9% convertible debentures are convertible into shares of the Company's common stock from the date of issuance until the date that any adjustment may occur at a conversion price of $5.00 per share of common stock. The conversion price may be adjusted one time to seventy-five percent (75%) of the average closing bid price of the common stock for the 21 consecutive trading days following the Company's public press release of the 1997 fiscal year end financial results if (y) the Company has failed to earn before taxes, a minimum of $3,372,000, and (z) the average closing bid price of the common stock for the 21 consecutive trading days following the Company's public press release of the 1997 fiscal year end financial results is less than the then-existing conversion price. If an adjustment is required, then the Company must furnish to the holders of the debentures a statement, signed by the Chief Executive Officer of the Company, of the facts creating such adjustment and specifying the resultant adjusted conversion price then in effect. The adjustment will only be made to adjust the conversion price to a price that is less than the then-existing conversion price. As of March 31, 1998, the adjustment period expired and no adjustment was required.

     On December 31, 1997, Sun Healthcare Group, Inc. ("Sun") purchased all of the Company's 9% convertible debentures from Renaissance Capital Growth and Income Fund II, Inc. and Renaissance U.S. Growth and Income Trust, PLC ("Renaissance") in a privately negotiated transaction for an aggregate purchase price of $8.4 million in cash. As of June 30, 1997, September 30, 1997, December 31, 1997 and March 31, 1998, the Company was not in compliance with the current ratio, debt to equity ratio and interest coverage ratio requirements of the indenture underlying the debentures. On April 2, 1998, Sun agreed to waive such defaults until 10 business days after the termination of the merger agreement with Sun.

7.   LEASE COMMITMENTS

     The Company is obligated under various non-cancelable leases for equipment and office space. Future minimum lease commitments under operating leases were as follows as of March 31, 1998.

                  1998                      $1,436,587
                  1999                       1,436,587
                  2000                       1,284,179
                  2001                       1,111,331
                  2002 and thereafter        1,278,031

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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     As a result of the factors discussed below, for the three months ended March 31, 1998, the Company had a net loss of $(559,465) compared to net income of $320,515 for the three months ended March 31, 1997.

     Sales increased by $186,822 for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Revenues in the quarter ended March 31, 1997 included sales from the Company's manufacturing operations of approximately $1.6 million. The Company sold its manufacturing assets and discontinued manufacturing operations in June, 1997. Therefore the increase of approximately $1.7 million was the result of an increase in sales to the Company's parent of $1.26 million and approximately $440,000 to unrelated parties.

     Gross profit for the three months ended March 31, 1998, was $3,452,145 or 25.9% of sales, as compared to $3,792,271 or 28.9% of sales, for the same period of the previous year. The decrease in gross profit as a percentage of sales is primarily the result of lower gross profit margins typically earned on the distribution of bulk medical supplies as compared to the gross profit margins historically earned by the Company's manufacturing enterprise, the assets of which were sold in June, 1997. Following the sale of its manufacturing assets, the Company ceased all manufacturing activities.

     Operating expenses for the three month period ending March 31, 1998, were $3,950,657 as compared to $3,211,310 in 1997. Operating expenses increased $739,347 from the same period last year. Approximately $580,000 of the increase relates to expenses incurred in the start-up of two new distribution centers in Randolph, Massachusetts and Portland, Oregon. The balance of the increase, or approximately $160,000, relates to the additional costs incurred as a result of the consolidation of the Company's administrative support functions to the new corporate office building in Atlanta, Georgia. The largest components of operating expenses are indirect labor (including sales salaries and commissions), occupancy expense, depreciation and amortization, and insurance.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31,
1997.

     As a result of the factors discussed below, for the nine months ended March 31, 1998, the Company had a net loss of $(501,860) compared to a net income of $425,257 for the nine months ended March 31, 1997.

     Sales increased by $1,342,240 for the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997. Revenues in the nine months ended March 31, 1997 included sales from the Company's manufacturing operation of approximately $4.1 million. The Company sold its manufacturing assets and discontinued manufacturing operations in June 1997.

Therefore the increase of approximately $5.4 million was the result of an increase in sales to the Company's parent of approximately $4.2 million, with the balance of the increase or approximately $1.2 million, due to the expansion of the Company's customer base.

     Gross profit for the nine months ended March 31, 1998, was $10,275,027 or 25.4% of sales, as compared to $11,236,103 or 28.8% of sales, for the same period of the previous year. The decrease in gross profit as a percentage of sales is primarily the result of lower gross profit margins typically earned on the distribution of bulk medical supplies as compared to the gross profit margins historically earned by the Company's manufacturing enterprise, the assets of which were sold in June, 1997. Following the sale of its manufacturing assets, the Company ceased all manufacturing activities.

     Operating expenses for the nine month period ending March 31, 1998 were $10,259,718 as compared to $9,352,812 in 1997. The operating expenses increased from the same period last year as a result of expenses incurred in the start-up of two new distribution centers in Randolph, Massachusetts and Portland, Oregon. The balance of the increase relates to additional costs incurred as a result of the consolidation of the Company's administrative support functions to the new corporate office building in Atlanta, Georgia.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had $9,436,361 of working capital as compared to $9,524,931 on June 30, 1997.

     Operating activities for the nine months ended March 31, 1998, utilized cash of $6,612,586 as compared to operating activities during the nine months ended March 31, 1997, which utilized cash of $17,909,984. The decreased use of cash was primarily due to the acquisition of Atlantic Medical Supply in 1996.

     The cash flows utilized for investing activities of $1,276,572 during the nine months ended March 31, 1998, were a result of the acquisition of additional equipment for two new distribution centers and costs associated with the completion of the construction of the new corporate office.

     Cash flow of $7,736,005 was provided from financing activities for the nine month period ending March 31, 1998, whereas for the nine month period ending March 31, 1997, cash flows from financing activities provided cash of $19,528,867. During the nine months ended March 31, 1997, $5,000,000 was provided from debenture borrowings, $10,850,000 was provided by acquisition notes and $625,506 was provided by the exercise of stock warrants. During the nine months ended March 31, 1998, $7,415,360 was provided from borrowings and $320,645 was provided by the exercise of stock options and warrants.

     On October 31, 1997, $9.5 million under the line of credit was due for repayment. The Company obtained a forebearance from Barnett Bank on the line of credit until November 11, 1997, at which time, the line of credit was renewed and increased to $15 million. The line of credit is due for repayment on October 31, 1998. As of March 31, 1998, $12,678,978 had been borrowed against the line for short-term working capital and expansion needs.

     The Company's revolving line of credit and the provisions of indenture relating to its 9% convertible debentures totaling $17,678,978 at March 31, 1998 contain certain restrictive financial covenants. Under the terms of the agreement, the Company is required to maintain a debt to net worth ratio of no more than 2.5, a current ratio of no less than 1.50 and an interest coverage ratio of no less than 4.0. At March 31, 1998, the Company was out of compliance with the interest coverage ratio requirements. The lending institutions have waived those requirements as of March 31, 1998 and for the quarter then ended.

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

     The Company plans to open two additional distribution centers around the United States during the next nine months. Total capital expenditures anticipated to fund this expansion will approximate $2 million. The Company has received commitments from leasing and financing organizations in amounts sufficient to meet these anticipated needs.

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

                                    PART II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBIT 27 - Financial Data Schedule - Filed herewith electronically.

(b) REPORTS ON FORM 8-K - None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONTOUR MEDICAL, INC.

Date: May 15, 1998                  By:/s/ Donald F. Fox
                                       ---------------------------------
                                           Donald F. Fox, President,
                                           Treasurer and Chief Financial
                                           Officer

                                  EXHIBIT INDEX


EXHIBIT              DESCRIPTION                          LOCATION
-------              -----------                          --------
27        Financial Data Schedule               Filed herewith electronically
