Form 10-Q/A
period 1997-09-30
CONTOUR MEDICAL INC
filed 1998-05-21
CIK 829649

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

          See accompanying notes to consolidated financial statements
                                       4

                     CONTOUR MEDICAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                Three Months Ended
                                          September 30,     September 30,
                                               1997             1996
                                          ------------      ------------
                                           (Unaudited)      (Unaudited)

SALES TO NON-RELATED PARTIES               $10,922,790      $11,076,530

SALES TO RELATED PARTIES                     2,862,045        1,836,000
                                           -----------      -----------
TOTAL SALES                                 13,784,835       12,912,530

COST OF SALES                               10,368,525        9,273,535
                                           -----------      -----------
GROSS PROFIT                                 3,416,310        3,638,995

OPERATING EXPENSES                           2,909,420        3,184,083

OTHER:
      Interest Expense                         297,322          336,075
      Other Income                              15,147               --
      Interest Income                           53,120            8,425
      Guarantee Fee                                 --         (500,000)
                                           -----------      -----------
OTHER INCOME (EXPENSE)                        (229,055)        (827,650)

INCOME (LOSS) BEFORE INCOME TAXES              277,835         (372,738)

INCOME TAX EXPENSE (BENEFIT)                    12,412         (141,640)
                                           -----------      -----------
NET INCOME (LOSS)                          $   265,423      $  (231,098)

EARNINGS PER COMMON SHARE                  $       .03      $      (.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                       8,127,376        5,716,891

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS" 131), which changes the way public companies report information about segments of their business in annual financial statements and requires segment information in quarterly reports to shareholders. SFAS 131 also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company has not determined what additional disclosures may be required by the provisions of SFAS 131.

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

     Impact of Recently Issued Accounting Standards - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted for the fiscal years ending after December 15, 1997. SFAS No. 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS 128 essentially replaces the primary EPS and fully diluted EPS presentations under APB Opinion No. 15 with a basic EPS and a diluted EPS calculation. The Company will comply with the disclosure requirements of SFAS No. 128 commencing with its December 31, 1997 Form 10-Q.

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


Date: May 21, 1998                 By:/s/ Donald F. Fox

                                          Donald F. Fox, President, Treasurer
                                      and Chief Financial Officer